Form 10-Q
period 2021-06-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2021-08-03
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Hornby Street, Suite 600 Vancouver, BC, Canada	V6Z 1S4
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market
Series A Warrants	AGRIW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 2, 2021, the registrant has 14,983,761 shares of common stock, no par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Quarterly Report on Form 10- Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, in our periodic reports on Forms 10-K and 10-Q, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Quarterly Report on Form 10-Q, AgriFORCE Growing Systems Ltd. has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)
(Expressed in US dollars)

	June 30, 2021	December 31, 2020

ASSETS

Current
Cash	$157,051	$653,410
Accounts receivable	9,511	8,973
Prepaid expenses and other current assets (Note 3)	229,831	213,038
Total current assets	396,393	875,421

Non-current
Property and equipment, net	26,065	28,443
Deferred IPO costs	1,042,729	390,932
Construction in progress	2,127,574	2,071,093
Total assets	$3,592,761	$3,365,889

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 4)	$2,305,426	$1,930,988
Senior secured debentures, net (Note 5)	698,235	-
Total current liabilities	3,003,661	1,930,988

Non-current
Obligation to issue warrants (Note 5)	270,669	-
Long term loan (Note 6)	48,411	31,417
Total liabilities	3,322,741	1,962,405
Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred Shares, no par value per share - unlimited shares authorized; 2,258,826 shares issued and outstanding at June 30, 2021 and December 31, 2020*	6,717,873	6,717,873
Common shares, no par value per share - unlimited shares authorized; 9,542,769 and 8,441,617 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively*	7,022,883	5,696,050
Additional paid-in-capital	1,453,367	1,297,566
Obligation to issue shares	94,885	94,885
Accumulated deficit	(15,145,791)	(12,521,944)
Accumulated other comprehensive income	126,803	119,054
Total shareholders’ equity	270,020	1,403,484

Total liabilities and shareholders’ equity	$3,592,761	$3,365,889

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Expressed in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

OPERATING EXPENSES
Consulting	$181,651	$65,960	$491,596	$308,345
Depreciation	2,728	2,178	5,323	4,412
Office and administrative	51,288	30,530	112,275	66,789
Investor and public relations	88,249	35,320	165,086	96,513
Professional fees	108,343	69,318	253,251	209,078
Rent	5,092	-	7,286	20,536
Research and development	31,277	25,735	61,260	113,431
Share-based compensation	65,559	147,005	155,801	246,591
Shareholder and regulatory	1,037	89,460	3,345	92,833
Travel and entertainment	10,231	1,034	11,306	5,677
Wages and salaries	169,300	175,870	338,965	439,890
Operating loss	(714,755)	(642,410)	(1,605,494)	(1,604,095)

OTHER EXPENSES
Foreign exchange loss (gain)	5,609	(13,391)	(524)	9,640
Accretion of interest on senior secured debentures	427,360	-	427,360	-
Loss on extension of debt term	59,259	-	59,259	-

Loss before provision for income taxes	(1,206,983)	(629,019)	(2,091,589)	(1,613,735)

Provision for income taxes	-	-	-	-

Net loss	$(1,206,983)	$(629,019)	$(2,091,589)	$(1,613,735)

Dividend paid to preferred shareholders	$532,258	$459,236	$532,258	$459,236

Net loss attributable to common shareholders	$(1,739,241)	$(1,088,255)	$(2,623,847)	$(2,072,971)

Other comprehensive income (loss)

Foreign currency translation	$(5,285)	$48,894	$7,749	$(148,594)

Comprehensive loss attributable to common shareholders	$(1,744,526)	$(1,039,361)	$(2,616,098)	$(2,221,565)

Basic and diluted net loss attributed to common share*	$(0.20)	$(0.14)	$(0.30)	$(0.27)

Weighted average number of common shares outstanding – basic and diluted*	8,892,989	7,811,788	8,668,881	7,762,577

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY  (unaudited)

(Expressed in US dollars, except share numbers)

For the three and six months ended June 30, 2021 and 2020

	For the three months ended June 30
	Common Shares*		Series A Preferred Shares*
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-capital	Obligation to Issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, April 1, 2021	8,471,617	$5,875,750	2,258,826	$6,717,873	$1,387,808	$103,512	$(13,406,550)	$132,088	$810,481
Shares issued for cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for compensation	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	7,237	40,809	-	-	-	(8,627)	-	-	32,182
Shares issued for debt term extension	10,000	60,000	-	-	-	-	-	-	60,000
Shares issued for dividend on Preferred Shares	135,530	532,258	-	-	-	-	(532,258)	-	-
Share based compensation	-	-	-	-	65,559	-	-	-	65,559
Net loss	-	-	-	-	-	-	(1,206,983)	-	(1,206,983)
Foreign currency translation	-	-	-	-	-	-	-	(5,285)	(5,285)
Balance, June 30, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020

Balance, April 1, 2020	7,717,182	$3,755,899	2,258,826	$6,717,873	$825,942	$12,575	$(9,337,070)	$(32,578)	$1,942,641
Shares issued for consulting services	84,056	294,423	-	-	-	(12,575)	-	-	281,848
Shares issued for dividend on Preferred Shares	135,530	459,236	-	-	-	-	(459,236)	-	-
Share based compensation	-	-	-	-	147,005	-	-	-	147,005
Net loss	-	-	-	-	-	-	(629,019)		(629,019)
Foreign currency translation	-	-	-	-	-	-	-	48,894	48,894
Balance, June 30, 2020	7,936,768	$4,509,558	2,258,826	$6,717,873	$972,947	$-	$(10,425,325)	$16,316	$1,791,369

	For the six months ended June 30
	Common Shares*		Series A Preferred Shares*
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-capital	Obligation to Issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2021	8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for compensation	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	37,237	220,509	-	-	-	-	-	-	220,509
Shares issued for debt term extension	10,000	60,000	-	-	-	-	-	-	60,000
Shares issued for dividend on Preferred Shares	135,530	532,258	-	-	-	-	(532,258)	-	-
Share based compensation	-	-	-	-	155,801	-	-	-	155,801
Net loss	-	-	-	-	-	-	(2,091,589)	-	(2,091,589)
Foreign currency translation	-	-	-	-	-	-	-	7,749	7,749
Balance, June 30, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020
Balance, January 1, 2020	7,705,209	$3,725,454	2,258,826	$6,717,873	$726,356	$12,463	$(8,352,354)	$164,910	$2,994,702
Shares issued for consulting services	96,029	324,868	-	-	-	(12,463)	-	-	312,405
Shares issued for dividend on Preferred Shares	135,530	459,236	-	-	-	-	(459,236)	-	-
Share based compensation	-	-	-	-	246,591	-	-	-	246,591
Net loss	-	-	-	-	-	-	(1,613,735)		(1,613,735)
Foreign currency translation	-	-	-	-	-	-	-	(148,594)	(148,594)
Balance, June 30, 2020	7,936,768	$4,509,558	2,258,826	$6,717,873	$972,947	$-	$(10,425,325)	$16,316	$1,791,369

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in US Dollars)

	For the six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,091,589)	$(1,613,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,323	4,412
Share-based compensation	155,801	246,591
Shares issued for consulting services	220,509	133,387
Shares issued for debt term extension	60,000	-
Accretion of interest on senior secured debentures	427,360	-
Loss on extension of debt term	59,259	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(538)	43,068
(Increase) decrease in prepaid expenses and other current assets	(16,793)	32,396
Increase (decrease) in accounts payable and accrued liabilities	380,986	(32,665)
Net cash used in operating activities	(799,682)	(1,186,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(2,190)	(844)
Net cash used in investing activities	(2,190)	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term loan	15,932	29,351
Proceeds from issuance of senior secured debentures	600,000	-
Financing costs of senior secured debentures	(69,000)	-
Payment of IPO costs	(173,541)	(41,200)
Net cash provided by financing activities	373,391	(11,849)

Effect of exchange rate changes on cash and cash equivalent	(67,878)	(51,570)
Change in cash	(496,359)	(1,250,809)
Cash, beginning of period	653,410	2,158,891
Cash, end of period	$157,051	$908,082

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Preferred stock dividend paid in common shares	$532,258	$459,236
Unpaid amount related to construction in progress included in accounts payable	$744,191	$744,191
Unpaid IPO costs	$803,694	$80,580
Fair value of obligation to issue warrants in connection with senior secured debentures	$270,669	$-
Fair value of shares in connection with extension of senior secured debentures	$60,000	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2021 and 2020 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS AND BASIS OF PREPARATION

Business Overview

AgriFORCE Growing Systems Ltd. (the “Company”) is an innovative agriculture-focused technology company that delivers reliable, financially robust solutions for high value crops through our proprietary facility design and automation Intellectual Property to businesses and enterprises globally. The Company intends to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment. The Company calls its facility design and automated growing system the “Agriforce grow house”. The Company has designed its AgriFORCE grow house to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation

Basis of Presentation

The accompanying Condensed Consolidated Interim Financial Statements (the “interim financial statements”) and related financial information of AgriFORCE Growing Systems Ltd. (the “Company”) should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2020 and 2019 included in the Company’s Registration Statement on Form S-1/A (File No. 333-251380), which was filed with the Securities Exchange Commission (“SEC”) on June 30, 2021. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

The accompanying interim financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, and the related interim information contained within the notes to the interim financial statements, are unaudited. The interim financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements. In the opinion of management, the accompanying interim condensed financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2021, and the results of its operations and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021, or for any future period.

Liquidity and Management’s Plan

In accordance with Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2021, the Company had cash of $157,051. During the three and six months ended June 30, 2021, the Company incurred a net loss of $1,206,983 and $2,091,589, respectively, and used $799,682 of cash in operating activities during the six months ended June 30, 2021. At June 30, 2021, the Company had an accumulated deficit of $15,145,791 and currently does not expect to experience positive cash flows from operating activities in the near future as it continues expanding the organization to support planned growth while also continuing to invest in research and development and other commercialization efforts of its technology that is currently in development. We also expect to incur significant additional expenditures as a public company.

Although it is difficult to predict the Company’s liquidity requirements, as of June 30, 2021, and based upon the Company’s current operating plan and the net proceeds received from its July 2021 initial public offering (“IPO”) (see Note 9), the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the interim financial statements based on the balance of cash and the IPO proceeds.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this new guidance did not have a material impact to these interim financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Modifications and exchanges should be treated as an exchange of the original instrument for a new instrument. The amendment requires entities to measure the effect as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged if the modification or the exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements.

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 will be adopted on January 1, 2022.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Fair Value of Financial Instruments

The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

As part of the issuance of debentures on March 24, 2021, the Company agreed to issue warrants having strike price denominated in U.S. Dollars. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value.

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

As of June 30, 2021, all the Company’s $270,669 obligation to issue warrants reported at fair value is categorized as Level 3 inputs (see Note 5).

Reclassifications

The Company has reclassified certain amounts in the 2020 consolidated financial statements to comply with the 2021 presentation.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2021	December 31, 2020
Deposits	$170,000	$170,000
Legal retainer	54,513	43,038
Others	5,318	-
	$229,831	$213,038

During the year ended December 31, 2020, the Company entered into a land purchase agreement in relation to construction of a facility in Coachella, California. A deposit of $170,000 has been paid and the balance of the purchase price is subject to financing. On April 6, 2021, the scheduled close of escrow was extended to April 30, 2021 and the purchase price was increased to $4.4 million. The Company is currently renegotiating the final terms of the debt financing related to the purchase of land before completing the purchase.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2021	December 31, 2020
Accounts payable	$1,255,637	$991,565
Accrued expenses	1,002,078	905,629
Others	47,711	33,794
Accounts Payable and Accrued Liabilities	$2,305,426	$1,930,988

Accounts payable includes $744,191 (December 31, 2020 - $744,191) payable to an outside contractor in relation to facility construction. Accrued expenses include bonus payable of $nil (December 31, 2020 - $487,983) and Directors fees payable of $172,293 (December 31, 2020 - $128,448). Accounts payable and accrued liabilities include a total unpaid IPO cost of $803,694 (December 31, 2020 - $297,437).

5. SENIOR SECURED DEBENTURES

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021 (the “Bridge Loan”). The imputed interest rate is encompassed within the original issue discount of the debentures and no additional cash interest shall be due. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. Transaction costs of $69,000 have been recorded in connection with the Bridge Loan.

On June 24, 2021, the due date was extended, for which the Company paid an extension fee of 10,000 common shares with a fair value of $60,000. The senior secured debentures were repaid in full on July 13, 2021.

Each debenture holder is entitled to receive a warrant to purchase 93,938 common shares with a strike price of $3.99 per share. The term of the warrants is three years. In accordance with U.S. GAAP, the fair value of the warrants was recorded as a liability in the accompanying balance sheet at June 30, 2021 using Black-Scholes option-pricing model. The Company remeasures the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability is reported in the statements of comprehensive income / (loss) as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock may be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

There were no significant changes in the fair value of warrants from March 24, 2021 to June 30, 2021. The fair value of the warrants estimated at $270,669 determined using the Black-Scholes option pricing model was based on the following assumptions; stock price $5.99, dividend yield – nil, expected volatility 80%, risk free rate of return 0.5%, expected term of 3 years.

6. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $31,417 (CAD$ 40,000) under Canada Emergency Business Account Program (the “Program”).

The Program, as set out by the Government of Canada, requires that the funds from this loan shall only be used by the Company to pay non-deferrable operating expenses including, without limitation, payroll, rent, utilities, insurance, property tax and regularly scheduled debt service, and may not be used to fund any payments or expenses such as prepayment/refinancing of existing indebtedness, payments of dividends, distributions and increases in management compensation.

The loan is interest free for an initial term that ends on December 31, 2022. Repaying the loan balance on or before December 31, 2022 will result in loan forgiveness of 25% (up to CAD $10,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 31, 2023 to December 31, 2025.

In April 2021, the Company applied for additional loan with Alterna Bank under the Program and received $15,932 (CAD$20,000). The expansion loan is subject to the original terms and conditions of the Program.

7. SHARE CAPITAL

On March 29, 2021, the Company issued 30,000 common shares with a fair value of $179,700 against consulting services from a third party.

On May 10, 2021, the Company declared, and on May 11, 2021 issued, 86,739 common shares as stock dividend to holders of Series A Preferred shares issued on May 2, 2019.

On May 10, 2021, the Company declared, and on May 11, 2021 issued, 48,791 common shares as stock dividend to holders of Series A Preferred shares issued on May 10, 2019.

On May 27, 2021, the Company issued to consultants a total of 7,237 common shares.

On May 27, 2021, the Company issued 820,029 common shares as a result of 1,113,701 stock options exercised on a cashless basis at various exercise prices.

On May 28, 2021, the Company’s officers opted to receive a total of 98,356 common shares as bonus compensation for services rendered and accrued for in 2019 and 2020.

On May 31, 2021, the Company granted a total of 405,059 stock options to directors, officers, employees, and consultants of the Company. The stock options will vest over the next three years following the grant date with the first vesting date of three-month anniversary after the grant date. The stock options are exercisable for a five-year period at an exercise price of $7.00. The fair value of the options was estimated at $1.48 million determined using the Black-Scholes option pricing model was based on the following assumptions; stock price $6.00, dividend yield – nil, expected volatility 80%, risk free rate of return 0.98%, expected term of 3 years.

On June 24, 2021, the Company issued to a consultant working with the senior secured debentures holders, a total of 10,000 common shares on their behalf, for the term extension of the Bride Loan (see Note 5).

8. COMMITMENTS AND CONTINGENCIES

Litigation

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company had no new contingencies to disclose.

During the year ended December 31, 2018, the Company entered into a purchase agreement with certain parties representing proprietary technology. As consideration for the purchase of the technology and attendant intellectual property rights, the Company issued an aggregate of 5,263,158 (25,000,000 before the Reverse Split) Class A common voting shares (the “Class A Shares”).

An additional 105,263 (500,000 before the Reverse Split) Class A Shares were issued for consulting services to assist with application of the proprietary technology to the Company’s business.

Subsequent to the execution of these agreements, the Company was notified as to certain issues relating to the transaction agreements that were executed and the intellectual property risks that were purportedly transferred. After several months of analysis with various professionals, the Company determined that the technology was in fact invalid and therefore without any value.

On May 15, 2019, a claim by HydroHaus Horticulture, Inc., Stuart Brazier and Christopher Gielnik was filed in BC Supreme Court. The basic allegations against Agriforce Growing Systems Ltd. are:

1.	The Company breached the manufacturing agreement under which HydroHaus Horticulture claims it had the exclusive right to build hydro houses for the Company;

2.	The Company advised HydroHaus Horticulture that it was in breach of the licensing agreement relating to its project to build a hydro house for the Nak’azdli causing HydroHaus Horticulture to spend approximately $130,000 to change the way it was to perform that contract;

3.	The Company owes approximately $100,000 for expenses paid for by HydroHaus Horticulture, which has not been accrued for at this time as management does not believe the merits are valid. Should any amounts be required to be paid as a result of the claim, the Company will appropriately record at that time; and

4.	The Company wrongfully rescinded its agreements with HydroHaus Horticulture.

The plaintiffs are seeking general and special damages, alternatively rescission of the agreements or specific performance of those agreements and payment for expenses incurred by HydroHaus Horticulture for the benefit of the Company. The plaintiffs are also seeking an order that the Hydrohaus IP (allegedly comprising certain cladding materials and methods of insulating greenhouses, regulating humidity, moving growing plants, and managing the movement of air, and any derivative works), and an associated patent application, be transferred to the them. The Plaintiffs are also seeking an order prohibiting the Company from using the words, “Canivate”, “the Canivate Way”, “HydroFilm”, “Hydrohouse” and “Hydrohaus”.

On May 24, 2019, the Company filed a Response to the claim. That response denies the allegations in the claim, raises the defense that the plaintiffs wrongfully purported to sell intellectual property which they falsely stated they had invented and owned and states that the intellectual property was unworkable to build greenhouses. The Company also alleges that the plaintiffs falsely represented that their work for the Kak’adzdli would benefit the Company when it would not. The Response asks that the claim be dismissed.

The Company has also filed a Counterclaim based upon its allegations that the plaintiffs wrongfully induced the Company to enter agreements with the plaintiffs based on fraudulent misrepresentations regarding the existence of ownership of intellectual property. Further, the counterclaim alleges that Mr. Brazier breached his fiduciary duties to Canivate in preferring the interests of Hydrohaus over those of the Company.

The counterclaim seeks a declaration that the agreements which the Company rescinded were properly rescinded based upon the misrepresentations of the plaintiffs as well as general, special, aggravated and punitive damages, an accounting for profits, and legal costs.

During the six months ended June 30, 2021 and the year ended December 31, 2020, there has been no further activity in the lawsuit. Based on Company’s litigation counsel’s opinion, management does not believe the potential monetary damages to be material based on the damages sought by the plaintiff.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 2, 2021, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of June 30, 2021, and events which occurred subsequent to June 30, 2021 but were not recognized in the interim financial statements. Except for events previously disclosed in the notes to the financial statements, as disclosed below and the extension of scheduled close of escrow related to purchase of land as disclosed in Note 3 and the term extension and repayment of Bridge Loan disclosed in Note 5, there were no events that required recognition, adjustment to or disclosure in the interim financial statements.

On July 12, 2021, the Company completed its IPO whereby it sold a total of 3,127,998 units, each consisting of one common share and one Series A warrant to purchase one common share, at a public offering price of $5.00 for gross proceeds of $15,639,990. The Company received net proceeds from the IPO of $14,388,791, after deducting underwriting discounts and commissions of 1,251,199.

Concurrent with the closing of the IPO, the 2,258,826 common shares were issued upon the conversion of all of its issued and outstanding Series A Preferred Shares.

On July 28, 2021, 93,938 common stock purchase warrants were issued to the purchaser of the senior secured debentures, with a term of three years and a strike price per share of $3.99.

The company will issue a final common shares dividend to the holders of Series A Preferred Shares from the date of last dividend issued to the IPO closing date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company History and Our Business

AgriFORCE Growing Systems Ltd. was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the British Columbia Business Corporations Act on December 22, 2017. The Company’s registered and records office address is at 777 Hornby Street, Suite 600 Vancouver, British Columbia, Canada, V6Z 1S4. On February 13, 2018, the Company changed its name from 1146470 B.C. Ltd to Canivate Growing Systems Ltd. On November 22, 2019 the Company changed its name from Canivate Growing Systems Ltd. to AgriForce Growing Systems Ltd.

The Company is an innovative agriculture-focused technology company that delivers reliable, financially robust solutions for high value crops through our proprietary facility design and automation intellectual property to businesses and enterprises globally. The Company intends to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment. The Company calls its facility design and automated growing system the “AgriFORCE grow house”. The Company has designed its AgriFORCE grow house to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential as possible whilst substantially eliminating the need for the use of pesticides and/or irradiation.

Our Business Plan

The Company plans to develop its business by focusing on both an organic growth plan and through mergers and acquisitions. The Company’s organic growth plan is focused on four distinct phases:

PHASE 1: COMPLETED: 2017-2020

●	Conceptualization, Engineering, and Design of Facility and Systems.
●	Completed selection process of key environmental systems with preferred vendors.
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first 3 facilities completed.
●	The arrangement of 3 offtake agreements signed with Exclusive Independent Operator (EIO) for those 3 facilities when complete.
●	Selection and Land Purchase agreement in Coachella, CA for 41.37-acre parcel subject to financing completion in 2021.
●	ForceFilm material ordered.

PHASE 2: 2021:

●	Complete the financing for, and purchase of, the 41.37-acre parcel in Coachella, CA
●	Site preparation and utilities infrastructure build out for the campus (up to 8 facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions in order to develop a small scale vertical grow house.
●	Focus on the delivery and installation of the first facility.

PHASE 3: 2022-2024:

●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Design and complete an R&D facility for plant-based pharma and food solutions testing and demonstration including genetic optimization through TC and breeding. Commence engagement with universities and pharmaceutical companies.
●	Construct small scale vertical grow house and operate successfully.
●	Finalize the design and engineering of vertical grow solution with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop a vertical grow house branding strategy.

PHASE 4: 2025:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of 3 facilities.
●	Commence and complete first vertical grow commercial facility to serve Southern California market by end of year 4.

The Company’s initial AgriFORCE grow houses are planned to be constructed in California.

With respect to M&A growth, the Company is creating a separate corporate office to aggressively pursue acquisitions. The Company will focus on identifying target companies in the key four pillars of its platform where each separate element of the business has its existing legacy business and can leverage across areas of expertise to expand their business footprint. The Company believes that a buy and build strategy will provide unique opportunities for innovation across each segment of the Ag-Tech market we serve. Our unique IP combined with the know-how and IP of acquired companies will create additional value if the way we grow or produce crops. The Company believes there is currently no other public traded publicly in the United States pursing this model.

COVID-19

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that it has not impacted the Company’s ability to raise the capital necessary to continue its operations.

Status as an Emerging Growth Company

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended June 30, 2021 and 2020 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended June 30, 2021 as compared to June 30, 2020 by $72,345 or 11%, primarily due to increase in consulting expenses by $115,691 and increase in professional fees by $39,025 as the Company entered into agreements with third party consultants related to financial advisory services and strategic acquisitions. This was partially offset by declines in shareholder and regulatory expenses of $88,423 and share-based compensation of $81,446.

Overall, operating expenses minimally decreased in the six months ended June 30, 2021 as compared to June 30, 2020 by $1,399 or 0.1%. Wages and salaries decreased by $100,925 due to COVID-19 pandemic, share-based compensation decreased by $90,790 due to decline in amortization or vesting of fair value of options granted in previous years, and shareholder and regulatory expenses also decreased by $89,488. The Company also deferred its research and development expenditures starting the second half of 2020. The decrease in operating expenses is offset by the increase in consulting expenses by $183,251 and professional fees by $44,173 due to reasons discussed above, as well as increase office and administrative and investor relations expenses.

Other Expenses

Other expenses for the three months and six months ended June 30, 2021 mainly relate to accretion of interest and loss on extension of the term related to the senior secured debentures issued by the Company on March 24, 2021 and subsequently repaid in full on July 13, 2021.

Net Loss

The Company recorded a net loss of $1,206,983 for the three months ended June 30, 2021 as compared to a net loss of $629,019 for the three months ended June 30, 2020. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

The Company recorded a net loss of $2,091,589 for the six months ended June 30, 2021 as compared to a net loss of $1,613,735 for the six months ended June 30, 2020. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

Liquidity and Capital Resources

The Company's primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company's ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $1,206,983 and $2,091,589 for the three and six months ended June 30, 2021, respectively, and $629,019 and $1,613,735 for the three and six months ended June 30, 2020, respectively. We have recorded an accumulated deficit of $15,145,791 as of June 30, 2021 and $12,521,944 as of December 31, 2020. Net cash used in operating activities for the six months ended June 30, 2021 and June 30, 2020 was $799,682 and $1,186,546, respectively.

We believe that our available cash and the net proceeds from the initial public offering will be sufficient to satisfy our liquidity requirements for at least the next twelve months from the date of the issuance of the financial statements. Our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and in foreign countries
●	the costs of R&D activities we undertake to further develop our technology
●	the costs of constructing our grow houses, including any impact of complications, delays, and other unknown events
●	the costs of commercialization activities, including sales, marketing and production
●	the level of working capital required to support our growth
●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company

We may need to raise additional capital to execute our business plan. If we are unable to raise additional capital when desired, or on terms acceptable to us, our business, results of operations, and financial condition would be adversely affected.

Cash Flows

The net cash used by operating activities for the six months ended June 30, 2021 is attributable to a net loss of $2,091,589 due to operating costs associated with wages, consulting expenses, professional fees, research and development, and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to shared based compensation of $155,801 and shares issued for consulting services amounting to $220,509. For the six months ending June 30, 2020 net cash used by operating activities was attributable to net loss of $1,613,735 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by non-cash expenses of shared based compensation of $246,591 and shares issued for consulting services amounting to $133,387.

The net cash used in investing activities for six months ended June 30, 2021 and 2020 represents capitalized furniture and office equipment costs.

Cash provided by financing activities for the six months ended June 30, 2021 represents proceed from the issuance of senior secured debentures, net of transaction costs, of $531,000, as well as proceeds from long-term loan of $15,932, which was offset by payments of IPO costs amounting to $173,541. Cash provided by financing activities for the six months ended June 30, 2020 represents proceeds from long-term loan of $29,351, which was offset by payments of IPO costs amounting to $41,200.

Recent Financings

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. On June 24, 2021, the due date was extended, and the senior secured debentures were repaid in full on July 13, 2021.

On July 12, 2021, the Company completed its IPO whereby it sold a total of 3,127,998 units, each consisting of one common share and one Series A warrant to purchase one common share, at a public offering price of $5.00 for gross proceeds of $15,639,990. The Company received net proceeds from the IPO of $14,388,791, after deducting underwriting discounts and commissions of 1,251,199.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended June 30, 2021 and 2020, included with this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 8 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures due June 24, 2021. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended.

During the three months ended March 31, 2021, the Company issued 30,000 restricted common shares to a third party consultant. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 10, 2021, the Company declared and, on May 11, 2021 issued, 86,739 restricted common shares as stock dividend to holders of Series A Preferred shares issued on May 2, 2019. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.42(1) of NI 45-106 on the basis that the issuance is a distribution in accordance with the terms of a previously issued security.

On May 10, 2021, the Company declared, and on May 11, 2021 issued, 48,791 restricted common shares as stock dividend to holders of Series A Preferred shares issued on May 10, 2019. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.42(1) of NI 45-106 on the basis that the issuance is a distribution in accordance with the terms of a previously issued security.

On May 27, 2021, the Company issued to consultants a total of 7,237 restricted common shares. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.24(1) of NI 45-106 on the basis that the issuance is a distribution to consultants of the Company.

On May 27, 2021, the Company issued 820,029 restricted common shares as a result of 1,113,701 stock options exercised on a cashless basis at various exercise price. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.24(1) of NI 45-106 on the basis that the issuance is a distribution to employees, officers, and consultants of the Company.

On May 28, 2021, the Company’s officers opted to receive a total of 98,356 restricted common shares as bonus compensation for services rendered and accrued for in 2019 and 2020. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.24(1) of NI 45-106 on the basis that the issuance is a distribution officers of the Company.

On June 24, 2021, the Company issued to a consultant working with the senior secured debentures holders, a total of 10,000 restricted common shares on their behalf. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 28, 2021, 93,938 common stock purchase warrants were issued to the purchaser of the senior secured debentures, with a term of three years and a strike price per share of $3.99.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFORCE GROWING SYSTEMS, LTD.

Date: August 2, 2021	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

