Form 10-Q
period 2021-09-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2021-11-15
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market
Series A Warrants	AGRIW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2021, the registrant has 15,057,859 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS (Unaudited)
(Expressed in US dollars)

	September 30, 2021	December 31, 2020

ASSETS

Current
Cash and cash equivalents	$9,834,516	$653,410
Other receivables	31,547	8,973
Prepaid expenses and other current assets (Note 3)	479,870	213,038
Total current assets	10,345,933	875,421

Non-current
Property and equipment, net	38,499	28,443
Intangible asset (Note 4)	1,469,933	-
Deferred IPO costs	-	390,932
Construction in progress	2,069,630	2,071,093
Total assets	$13,923,995	$3,365,889

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	$1,080,469	$1,930,988
Contingent consideration payable	750,000	-
Total current liabilities	1,830,469	1,930,988

Non-current
Warrants liability (Note 8)	1,842,895	-
Long term loan (Note 7)	47,092	31,417
Total liabilities	3,720,456	1,962,405
Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred Shares, no par value per share - unlimited shares authorized; nil and 2,258,826 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively*	-	6,717,873
Common shares, no par value per share - unlimited shares authorized; 15,057,859 and 8,441,617 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively*	25,462,183	5,696,050
Additional paid-in-capital	1,913,608	1,297,566
Obligation to issue shares	102,345	94,885
Accumulated deficit	(17,173,083)	(12,521,944)
Accumulated other comprehensive income	(101,514)	119,054
Total shareholders’ equity	10,203,539	1,403,484

Total liabilities and shareholders’ equity	$13,923,995	$3,365,889

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(Expressed in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

OPERATING EXPENSES
Consulting	$129,364	$54,415	$620,960	$362,760
Depreciation	2,283	2,285	7,606	6,697
Office and administrative	327,257	80,506	439,532	147,295
Investor and public relations	390,579	55,975	555,665	152,488
Professional fees	140,653	144,508	393,904	353,586
Rent	65,187	167	72,473	20,703
Research and development	116,857	921	178,117	114,352
Share-based compensation	415,597	217,291	571,398	463,882
Shareholder and regulatory	114,002	284,423	117,347	377,256
Travel and entertainment	28,545	46	39,851	5,723
Wages and salaries	650,456	140,419	989,421	580,309
Operating loss	(2,380,780)	(980,956)	(3,986,274)	(2,585,051)

OTHER EXPENSES
Foreign exchange (gain) loss	(170,140)	(7,629)	(170,664)	2,011
Accretion of interest on senior secured debentures	57,019	-	484,379	-
Change in fair value of warrants	(818,960)	-	(818,960)	-
Issuance cost related to warrants	375,123	-	375,123	-
Loss on extension of debt term	(204)	-	59,055	-

Loss before provision for income taxes	(1,823,618)	(973,327)	(3,915,207)	(2,587,062)

Provision for income taxes	-	-	-	-

Net loss	$(1,823,618)	$(973,327)	$(3,915,207)	$(2,587,062)

Dividend paid to preferred shareholders	$203,674	$-	$735,932	$459,236

Net loss attributable to common shareholders	$(2,027,292)	$(973,327)	$(4,651,139)	$(3,046,298)

Other comprehensive income (loss)

Foreign currency translation	$(228,317)	$34,612	$(220,568)	$(113,982)

Comprehensive loss attributable to common shareholders	$(2,255,609)	$(938,715)	$(4,871,707)	$(3,160,280)

Basic and diluted net loss attributed to common share*	$(0.14)	$(0.12)	$(0.46)	$(0.39)

Weighted average number of common shares outstanding – basic and diluted*	14,378,354	7,936,767	10,144,800	7,821,064

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and nine months ended September 30, 2021 and 2020

	For the three months ended September 30
	Common Shares*		Series A Preferred Shares*
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-capital	Obligation to Issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, July 1, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020

Shares issued for cash	3,127,998	13,262,712	-	-	-	-	-	-	13,262,712

Shares issued for Conversion of Series A preferred Stock	2,258,826	6,717,873	(2,258,826)	(6717,873)	-	-	-	-	-
Shares issued on exercise of warrants	39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issues for consulting services	15,000	69,300	-	-	-	7,460	-	-	76,760
Share issued for settlement of accrued director’s fee	19,992	46,783	-	-	-	-	-	-	46,783
Shares issued for dividend on Preferred Shares	53,474	203,674	-	-	-	-	(203,674)	-	-
Share issue costs	-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation	-	-	-	-	415,597	-	-	-	415,597
Net loss	-	-	-	-	-	-	(1,823,618)	-	(1,823,618)
Foreign currency translation	-	-	-	-	-	-	-	(228,317)	(228,317)
Balance, September 30, 2021	15,057,859	$25,462,183	-	$-	$1,913,608	$102,345	$(17,173,083)	$(101,514)	$10,203,539

Balance, July 1, 2020	7,936,768	$4,509,558	2,258,826	$6,717,873	$972,947	$-	$(10,425,325)	$16,316	$1,791,369
Shares issued for consulting services	-	-	-	-	-	106,521	-	-	106,521
Share based compensation	-	-	-	-	217,291	-	-	-	217,291
Net loss	-	-	-	-	-	-	(973,327)		(973,327)
Foreign currency translation	-	-	-	-	-	-	-	34,612	34,612
Balance, September 30, 2020	7,936,768	$4,509,558	2,258,826	$6,717,873	$1,190,238	$106,521	$(11,398,652)	$50,928	$1,176,466

	For the nine months ended September 30
	Common Shares*		Series A Preferred Shares*
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in-capital	Obligation to Issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2021	8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cash	3,127,998	13,262,712	-	-	-	-	-	-	13,262,712
Shares issued for Conversion of series A preferred stock	2,258,826	6,717,873	(2,258,826)	(6,717,873)	-	-	-	-	-
Shares issued on exercise of warrants	39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issued on cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for bonus	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	62,237	349,809	-	-	-	7,460	-	-	357,269
Share issued for settlement of accrued director’s fee	19,992	46,783	-	-	-	-	-		46,783
Shares issued for dividend on Preferred Shares	189,004	735,932	-	-	-	-	(735,932)	-	-
Share issue costs	-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation	-	-	-	-	571,398	-	-	-	571,398
Net loss	-	-	-	-	-	-	(3,915,207)	-	(3,915,207)
Foreign currency translation	-	-	-	-	-	-	-	(220,568)	(220,568)
Balance, September 30, 2021	15,057,859	$25,462,183	-	$-	$1,913,608	$102,345	$(17,173,083)	$(101,514)	$10,203,539
Balance, January 1, 2020	7,705,209	$3,725,454	2,258,826	$6,717,873	$726,356	$12,463	$(8,352,354)	$164,910	$2,994,702
Shares issued for consulting services	96,029	324,868	-	-	-	94,058	-	-	418,926
Shares issued for dividend on Preferred Shares	135,530	459,236	-	-	-	-	(459,236)	-	-
Share based compensation	-	-	-	-	463,882	-	-	-	463,882
Net loss	-	-	-	-	-	-	(2,587,062)		(2,587,062)
Foreign currency translation	-	-	-	-	-	-	-	(113,982)	(113,982)
Balance, September 30, 2020	7,936,768	$4,509,558	2,258,826	$6,717,873	$1,190,238	$106,521	$(11,398,652)	$50,928	$1,176,466

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in US Dollars)

	For the nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,915,207)	$(2,587,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,606	6,697
Share-based compensation	571,398	463,882
Shares issued for consulting services	298,214	418,926
Loss on extension of debt term	59,055	-
Issuance cost related to warrants	375,123	-
Change in fair value of warrants	(818,960)	-
Accretion of interest on senior secured debentures	484,379	-
Changes in operating assets and liabilities:
Other receivables	(22,574)	40,942
Prepaid expenses and other current assets	(266,832)	(59,288)
Accounts payable and accrued liabilities	210,330	82,129
Net cash used in operating activities	(3,017,468)	(1,633,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(17,866)	(851)
Acquisition of intangibles	(225,000)	-
Cash paid for construction in progress	(744,191)	-
Net cash used in investing activities	(987,057)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering	15,639,990	-
IPO costs paid including underwriting discount	(2,279,374)	(41,200)
Proceeds from exercise warrants	238,800	-
Proceeds from long-term loan	15,932	29,987
Proceeds from issuance of senior secured debentures	600,000	-
Financing costs of senior secured debentures	(69,000)	-
Repayment of Senior Secured Debentures	(750,000)	-

Net cash provided by financing activities	13,396,348	(11,213)

Effect of exchange rate changes on cash and cash equivalent	(210,717)	(59,533)
Change in cash	9,181,106	(1,705,371)
Cash, beginning of period	653,410	2,158,891
Cash, end of period	$9,834,516	$453,520

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair Value of warrants liability	$374,028	$-
Preferred stock dividend paid in common shares	$735,932	$459,236
Unpaid amount related to construction in progress included in accounts payable	$-	$744,191
Conversion of Series A preferred stock to common shares	$6,717,873
Unpaid IPO costs	$-	$84,569
Unpaid amount related to intangible assets included in accrued expenses	$500,000	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2021 and 2020 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS AND BASIS OF PREPARATION

Business Overview

AgriFORCE Growing Systems Ltd. (the “Company”) is an innovative agriculture-focused technology company that delivers reliable, financially robust solutions for high value crops through our proprietary facility design and automation Intellectual Property to businesses and enterprises globally. The Company intends to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment. The Company calls its facility design and automated growing system the “AgriFORCE grow house.” The Company has designed its AgriFORCE grow house to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation

Basis of Presentation

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

The accompanying interim financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, and the related interim information contained within the notes to the interim financial statements, are unaudited. The interim financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements. In the opinion of management, the accompanying interim condensed financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2021, and the results of its operations and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021, or for any future period.

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

As of September 30, 2021, the Company had cash and cash equivalent of $9,834,516. During the three and nine months ended September 30, 2021, the Company incurred a net loss of $1,823,618 and $3,915,207, respectively, and used $3,017,468 of cash in operating activities during the nine months ended September 30, 2021. At September 30, 2021, the Company had an accumulated deficit of $17,173,083 and currently does not expect to experience positive cash flows from operating activities in the near future as it continues expanding the organization to support planned growth while also continuing to invest in research and development and other commercialization efforts of its technology that is currently in development. We also expect to incur significant additional expenditures as a public company.

Although it is difficult to predict the Company’s liquidity requirements, as of September 30, 2021, and based upon the Company’s current operating plan and the net proceeds received from its July 2021 initial public offering (“IPO”) (see Note 9), the Company believes that it will have sufficient cash to meet its projected operating requirements for at least the next 12 months following the issuance of the interim financial statements based on the balance of cash.

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

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently assessing the impact this guidance will have on our condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Modifications and exchanges should be treated as an exchange of the original instrument for a new instrument. The amendment requires entities to measure the effect as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged if the modification or the exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements.

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 will be adopted on January 1, 2022. The Company is currently assessing the impact this guidance will have on our condensed consolidated financial statements.

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

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as stock options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the three and nine months ended September 30, 2021 and September 30, 2020, since the effect of the Company’s stock options and warrants are anti-dilutive.

Fair Value of Financial Instruments

The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

As part of the issuance of debentures on March 24, 2021, the Company issued warrants having strike price denominated in U.S. Dollars. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

The fair value of the Company’s warrants is determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

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

As of September 30, 2021, the Company’s warrant liability related to IPO warrants and representative’s warrant amounting to $1,771,481 (December 31, 2020 - $nil) is reported at fair value and categorized as Level 1 inputs, whereas fair value of warrant liability related to Bridge warrants amounting to $71,414 (December 31, 2020 - $nil) is categorized as level 3 inputs. (see Note 6 and Note 8).

Reclassifications

The Company has reclassified certain amounts in the 2020 consolidated financial statements to comply with the 2021 presentation.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2021	December 31, 2020
Deposits	$170,000	$170,000
Legal retainer	70,295	43,038
Prepaid insurance	139,473	-
Others – office lease deposit	100,102	-
	$479,870	$213,038

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

4. INTANGIBLE ASSET

Intangible asset represents Intellectual Property (“IP”) acquired under an Asset purchase agreement from Manna Nutritional Group, LLC (“MNG”) on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The terms of the agreement are as below:

The aggregate purchase price for the Purchased Assets (the “Purchase Price”) is up to $14,475,000, and shall consist of the following, subject to the terms and conditions of this Agreement, as follows:

(i)	The number of shares of Company’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, equal to the quotient of (i) $5,000,000 divided by (ii) a per share price equal to the average of the volume weighted average price (“VWAP”) of the Company’s common shares for the ten trading days immediately preceding the Due Diligence Deadline (as defined below) (the “Closing Shares”). The Closing Shares, to be due on the Closing Date, which Closing Shares are restricted as to resale and issued under a private placement exempt from registration under Section 4(a) (2) of the Securities Act, are subject to release of restriction and lockup on a quarterly basis over ten quarters commencing on the Closing Date in equal amounts of shares over ten consecutive calendar quarters. The Closing Shares are due and will be issued to MNG upon the date that is 180 days from the Effective Date (September 10, 2021) (the “Due Diligence Deadline”), with such due diligence being comprised of (the following three bullet points are the key performance indicators “KPIs”):

●	Receipt and Tasting of Flours and Sweeteners by the Company;

●	Independent Lab Testing of Flours and Sweeteners by the Company to confirm fiber, protein, and starch content of such products meets the specifications provided by MNG; and

●	Completion by the Company of Third-Party Engineering Process Analysis, included in the scope of work outlined by Covert Engineers, dated August 11, 2021, for conceptual and preliminary plant design for a Pilot Manufacturing Facility.

(ii)	$1,475,000 in cash, minus any amounts paid to MNG under (iii), payable to MNG at Closing;

(iii)	$725,000 in cash payable follows: (a) $225,000 payable on the Effective Date; and (b) $500,000 payable within 120 days after the Effective Date, to reimburse MNG for, without limitation, satisfaction of all the secured debt as listed in Section 2.04 of the Disclosure Schedules to the Agreement (the “Secured Debt”).

(iv)	The number of shares of Company’s common stock (rounded up to the nearest whole number) to be issued in two tranches that equals (i) $8,000,000 divided by (ii) a per share price equal to the VWAP of the Company’s common shares for the ten trading days immediately before the issuance date of those shares (“Post Closing Shares”). $5,000,000 of the Post-Closing Shares will be issued on June 30, 2022, to be held in Escrow. $3,000,000 of the Post-Closing Shares will be issued to MNG on December 31, 2022, to be held in Escrow. All distributions and dividends attributable to the Post-Closing Shares (collectively, “Dividends”) will accrue for the benefit of MNG and will be held in Escrow pending release of the Post-Closing Shares, in which case all Dividends will be released to MNG at the same time as the Post-Closing Shares are so released. Until Post-Closing Shares are released from Escrow, all voting rights thereto shall be exercised as directed by the Company’s Board of Directors. If a Patent is issued within 24 months of the Closing Date, and such Patent is transferred to the Company free and clear of all encumbrances, then the Post-Closing Shares shall be released from Escrow in four equal amounts commencing on the date of issuance of the Patent and then for the three subsequent three-month anniversaries thereof.

In the event that after 24 months from the closing date, a Patent does not issue from the IP, Buyer’s obligation to issue the Post-Closing Shares and Dividends to MNG will be deemed null and void ab initio and will no longer be due and owing to MNG, and the Post-Closing Shares shall be released from escrow and returned to the Company, and the Purchase Price shall be adjusted downward dollar for dollar.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development (“R&D”) activities. Once completed and commercialized, the asset will be amortized over its useful life. The recognition of the IP asset is based on the payments made to date of $225,000 and contingent consideration that is probable and reasonably estimable as of the reporting date. Subsequent changes in contingent consideration are recorded against cost. As of September 30, 2021, the company has recorded $500,000 under accrued expenses, related to reimbursement for satisfaction of secured debt of seller. Further, the company has recorded $750,000 as contingent consideration, which is considered probable and due on closing. The remaining amounts payable as described above were not deemed to be probable at September 30, 2021, and accordingly have not been accrued for.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2021	December 31, 2020
Accounts payable	$197,187	$991,565
Accrued expenses	813,861	905,629
Others	69,421	33,794
Accounts Payable and Accrued Liabilities	$1,080,469	$1,930,988

Accounts payable includes $nil (December 31, 2020 - $744,191) payable to an outside contractor in relation to facility construction. Accrued expenses include bonus payable of $nil (December 31, 2020 - $487,983), settlement of secured debt related to IP asset of $500,000 (December 31, 2020 - $nil) and Directors’ fees payable of $29,817 (December 31, 2020 - $128,448). Accounts payable and accrued liabilities include a total unpaid IPO cost of $nil (December 31, 2020 - $297,437).

6. SENIOR SECURED DEBENTURES

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

As part of the bridge loan, the debenture holder was issued warrants (the “Bridge Warrants”) to purchase 93,938 common shares with a strike price of $3.99 per share. The term of the warrants is three years. In accordance with U.S. GAAP, the fair value of the warrants was recorded as a liability in the accompanying balance sheet at September 30, 2021 using Black-Scholes option-pricing model. The Company remeasures the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability is reported in the statements of comprehensive income / (loss) as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock may be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

The changes in the fair value of the Bridge Warrants amounting to $199,255 is charged to the statement of comprehensive income / (loss). The fair value of the warrants estimated at $71,414 determined using the Black-Scholes option pricing model was based on the following assumptions; stock price $2.23, dividend yield – nil, expected volatility 75%, risk free rate of return 0.67%, expected term of 3 years.

7. LONG TERM LOAN

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

8. WARRANT LIABILITY

As of September 30, 2021, the warrant liability represents aggregate fair value of publicly traded 3,088,198 Series A Warrants, 135,999 representative’s warrants, and 93,938 Bridge warrants.

The representative’s warrant is exercisable one year from the effective date of the registration statement for the IPO and will expire three years after the effective date. The exercise price of the representative’s warrant is $6 per share. The warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(1)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of this prospectus. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or recapitalization, reorganization, merger or consolidation.

The change in fair value on the warrant liability amounting to $818,960 is recorded in the statement of comprehensive loss for the nine months ended September 30, 2021.

9. SHARE CAPITAL

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

On July 15, 2021 the Company granted a total of 55,445 stock options to an officer of the Company. The stock options will vest over the next three years following the grant date with the first vesting date of three-month anniversary after the grant date. The stock options are exercisable for a five-year period at an exercise price of $7.00. The fair value of the options was estimated at $85,693 determined using the Black-Scholes option pricing model was based on the following assumptions; stock price $3.86, dividend yield – nil, expected volatility 80%, risk free rate of return 0.88%, expected life of 3 years.

On September 30, 2021 the Company granted a total of 49,284 stock options to directors of the Company. The stock options will vest over the next three years following the grant date with the first vesting date of three-month anniversary after the grant date. The stock options are exercisable for a five-year period at an exercise price of $7.00. The fair value of the options was estimated at $32,530 determined using the Black-Scholes option pricing model was based on the following assumptions; stock price $2.30, dividend yield – nil, expected volatility 80%, risk free rate of return 1.11%, expected life of 3 years.

As of September 30, 2021, there was $901,575 of total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plan; that cost is expected to be recognized over a period of 3 years.

On June 24, 2021, the Company issued to a consultant working with the senior secured debentures holders, a total of 10,000 common shares on their behalf, for the term extension of the Bride Loan (see Note 6).

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

On July 13, 2021, the Company declared and issued, 53,474 common shares as final stock dividend to the holders of Series A Preferred shares.

On July 13, 2021, the Company issued to consultants a total of 15,000 common shares.

On July 15, 2021, the Company issued 39,800 common shares as a result of exercise of 39,800 Series A warrants on cash basis at an exercise price of $6 per warrant.

On July 28, 2021, 93,938 common stock purchase warrants were issued to the purchaser of the senior secured debentures, with a term of three years and a strike price per share of $3.99.

On Sep 01, 2021, the Company issued to Directors 19,992 common shares as settlement of accrued directors’ fee.

10. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company entered into an operating lease for office space. The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as

Remainder of 2021	$68,137
2022	$273,962
2023	$279,610
2024	$289,495
2025	$306,442
2026	$306,442
Subsequent years	$842,714
$2,366,802

Litigation

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company had no new contingencies to disclose.

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

The plaintiffs are seeking general and special damages, alternatively rescission of the agreements or specific performance of those agreements and payment for expenses incurred by HydroHaus Horticulture for the benefit of the Company. The plaintiffs are also seeking an order that the Hydrohaus IP (allegedly comprising certain cladding materials and methods of insulating greenhouses, regulating humidity, moving growing plants, and managing the movement of air, and any derivative works), and an associated patent application, be transferred to them. The Plaintiffs are also seeking an order prohibiting the Company from using the words, “Canivate”, “the Canivate Way”, “HydroFilm”, “Hydrohouse” and “Hydrohaus”.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there has been no further activity in the lawsuit. Based on Company’s litigation counsel’s opinion, management does not believe the potential monetary damages to be material based on the damages sought by the plaintiff.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist, except for events previously disclosed in the notes to the financial statements, and the negotiation of the terms of debt financing related to purchase of land as disclosed in Note 3.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company History and Our Business

AgriFORCE Growing Systems Ltd. was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the British Columbia Business Corporations Act on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, British Columbia, Canada, V5Y 0M6. On February 13, 2018, the Company changed its name from 1146470 B.C. Ltd to Canivate Growing Systems Ltd. On November 22, 2019, the Company changed its name from Canivate Growing Systems Ltd. to AgriForce Growing Systems Ltd.

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

Our Business Plan

The Company plans to develop its business by focusing on both an organic growth plan and through mergers and acquisitions. The Company’s organic growth plan is focused on four distinct phases:

PHASE 1: COMPLETED: 2017-2020

●	Conceptualization, Engineering, and Design of Facility and Systems.
●	Completed selection process of key environmental systems with preferred vendors.
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first three facilities completed.
●	The arrangement of three offtake agreements signed with Exclusive Independent Operator (EIO) for those three facilities when complete .(Subsequently these agreements were terminated in Q2 2021)
●	Selection and Land Purchase agreement in Coachella, CA for 41.37-acre parcel subject to financing completion in 2021.
●	ForceFilm material ordered.

PHASE 2: 2021:

●	Complete the financing for and purchase of the 41.37-acre land parcel in Coachella, CA
●	Complete new contracts’ structures for those first three facilities with new independent operators.
●	Site preparation and utilities infrastructure build out for the campus (up to eight facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions in order to develop a small-scale vertical grow house.
●	Focus on the delivery and installation of the first facility.
●	Initiate the design of a R&D facility for food solutions and plant-based pharma.

PHASE 3: 2022-2024:

●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Complete the design and construction of a R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Construct small scale vertical grow house and operate successfully.
●	Finalize the design and engineering of vertical grow solution with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop a vertical grow house branding strategy.

PHASE 4: 2025:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of three facilities.
●	Commence and complete first vertical grow commercial facility to serve Southern California market by end of year 4.

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

COVID-19

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that it has not impacted the Company’s business operations or ability to raise the capital necessary to continue its operations.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2021 and 2020 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended September 30, 2021 as compared to September 30, 2020 by $1,399,824 or 143%, primarily due to increase in wages and salaries by $510,037, increase in investor relations by $334,604 and increase in office and administrative expense of $246,751, as the Company entered into growth phase post IPO and increased its staff and operations. This was partially offset by declines in shareholder and regulatory expenses of $170,421.

Overall, operating expenses for the nine months ended September 30, 2021 increased by $1,401,223 or 54% as compared to September 30, 2020. Wages and salaries increased by $409,112, investor relations expense increased by $403,177, office and administrative expenses increased by $292,237, and consulting expense increased by $258,200 due to increased costs associated with implementing post IPO growth plans and operating as a publicly traded company. The increase in operating expenses is partially offset by the decrease in shareholder and regulatory expense by $259,909.

Other (Income) / Expenses

Other expenses for the three months and nine months ended September 30, 2021 mainly relate to accretion of interest and loss on extension of the term related to the senior secured debentures issued by the Company on March 24, 2021, and issue costs of public offer related to Series A Warrants. Other expenses were offset by change in fair value of warrant liability amounting to $818,960 and foreign exchange gains of $170,140.

Net Loss

The Company recorded a net loss of $1,823,618 for the three months ended September 30, 2021 as compared to a net loss of $973,327 for the three months ended September 30, 2020. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

The Company recorded a net loss of $3,915,207 for the nine months ended September 30, 2021 as compared to a net loss of $2,587,062 for the nine months ended September 30, 2020. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $1,823,618 and $3,915,207 for the three and nine months ended September 30, 2021, respectively, and $973,327 and $2,587,062 for the three and nine months ended September 30, 2020, respectively. We have recorded an accumulated deficit of $17,173,083 as of September 30, 2021 and $12,521,944 as of December 31, 2020. Net cash used in operating activities for the nine months ended September 30, 2021 and September 30, 2020 was $3,017,468 and $1,633,774, respectively.

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

Cash Flows

The net cash used by operating activities for the nine months ended September 30, 2021 is attributable to a net loss of $3,915,207 due to operating costs associated with wages, investor relations, consulting expenses, professional fees, research and development, and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to shared based compensation of $571,398 and shares issued for consulting services amounting to $298,214. For the nine months ending September 30, 2020 net cash used by operating activities was attributable to net loss of $2,587,062 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by non-cash expenses of shared based compensation of $463,882 and shares issued for consulting services amounting to $418,926.

The net cash used in investing activities for nine months ended September 30, 2021 and 2020 represents capitalized furniture, computer and office equipment costs.

Cash provided by financing activities for the nine months ended September 30, 2021 mainly represents proceed from the IPO net of underwriting discount and issue costs of $13,360,616, proceeds from issuance of senior secured debentures, net of transaction costs, of $531,000, as well as proceeds from long-term loan of $15,932, which was offset by repayment of senior secured debentures of $750,000. Cash provided by financing activities for the nine months ended September 30, 2020 represents proceeds from long-term loan of $29,987, which was offset by payments of IPO costs amounting to $41,200.

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

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended September 30, 2021 and 2020, included with this quarterly report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion of legal proceedings, see Note 10 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

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

During the three months ended March 31, 2021, the Company issued 30,000 restricted common shares to a third-party consultant. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On July 12, 2021, the company issued to a vendor a total of 15,000 restricted common shares. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended

On July 15, 2021, the company issued 39,800 common shares on exercise of Series A Purchase Warrants.

On September 1, 2021, the company issued 19,992 restricted shares to its directors as settlement of accrued directors’ fee. The common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 12, 2021, the Company declared and issued, 53,475 restricted common shares as final stock dividend to holders of Series A Preferred shares issued on May 02, 2019 and May 10, 2019. The securities were issued pursuant to the exemption from the prospectus requirements of applicable Canadian provincial securities laws provided by Section 2.42(1) of NI 45-106 on the basis that the issuance is a distribution in accordance with the terms of a previously issued security.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFORCE GROWING SYSTEMS, LTD.

Date: November 15, 2021	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

