Form 10-K
period 2021-12-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2022-03-30
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market
Series A Warrants	AGRIW	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 29, 2022, the registrant has 15,176,698 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Cautionary Note Regarding Forward-Looking Information

This report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the defense industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, AgriFORCE Growing Systems Ltd. (“AgriFORCE”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

Item 1. Business

Overview

AgriFORCE Growing Systems Ltd. was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, BC, Canada, V5Y 0M6. On February 13, 2018, the Company changed its name from 1146470 B.C. Ltd to Canivate Growing Systems Ltd. On November 22, 2019 the Company changed its name from Canivate Growing Systems Ltd. to AgriFORCE Growing Systems Ltd.

Our Business

AgriFORCE is dedicated to transforming modern agricultural development through our proprietary patent pending facility design and automated growing system through our AgriFORCE Solutions division. Our methods are designed to produce high-quality, pesticide-free, locally cultivated crops – cost-effectively and with the ability to quickly scale, in virtually any climate. Designed to European Union Good Manufacturing Practices and meet the United States Department of Agriculture organic equivalent standards, we intend for our platform to be utilized by our customers as an industry accepted standard for, among other things, controlled environment plant-based vaccine and crops including plant-based vaccines, pharmaceuticals, nutraceuticals, and food production.

Our AgriFORCE Brands division is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We will market and commercialize both branded consumer product offerings and ingredient supply.

AgriFORCE Solutions

Understanding Our Approach – The AgriFORCE Precision Growth Method

Traditional farming includes three fundamental approaches: outdoor, greenhouse and indoor. AgriFORCE introduces a unique fourth method, the AgriFORCE precision growth method, which is informed by cutting-edge science and leveraging the latest advances in artificial intelligence (AI) and Internet of Things (IoT).

With a carefully optimized approach to facility design, IoT, AI utilization, nutrient delivery, and micro-propagation, we have devised an intricate, scientific and high success-oriented approach designed to produce much greater efficacy yields using fewer resources. This method is intended to outperform traditional growing methods using a specific combination of new and traditional techniques required to attain this efficiency. We call it precision growth. The AgriFORCE precision growth method focuses on addressing some of the most important legacy challenges in agriculture: environmental impact, operational efficiency and yield volumes.

The AgriFORCE precision growth method presents a tremendous opportunity to positively disrupt all corners of the industry. The market size of just the nutraceutical and plant-based pharmaceutical and vaccine/therapeutics market is over $500 billion. Including the traditional hydroponics high value crops and controlled-environment food markets, the addressable market approaches nearly $1 trillion. (1)(2)(3).

While our patent pending intellectual property initially targeted the hydroponics sector of our customers high value crops to showcase its efficacy in a growing market, we are currently expanding operations to refine our technology and methodology for our customers’ vegetables and fruit food crops. Hydroponics was identified as an ideal sector to demonstrate proof of concept However, management has decided that the Company focus on evolving our intellectual property and applying our precision growth method to other agricultural areas so that we can be a part of the solution in fixing the severe issues with the global food supply chain.

The AgriFORCE Model – Managing the Difficulties of Agricultural Verticals with Modern Technology and Innovation

Our intellectual property combines a uniquely engineered facility design and automated growing system to provide a clear solution to the biggest problems plaguing most agricultural verticals. It delivers a clean, self-contained environment that maximizes natural sunlight and offers near ideal supplemental lighting. It also limits human intervention and – crucially – it was designed to provide superior quality control. It was also created to drastically reduce environmental impact, substantially decrease utility demands, as well as lower production costs, while delivering customers daily harvests and higher crop yields.

Plants grow most robustly and flavorfully in full natural sunlight. While it may seem counterintuitive to some, even the clearest of glass greenhouses inhibit the full light spectrum of the sun. However, new translucent and transparent membrane materials have emerged recently that enable the near-full-transmission of the sun’s light spectrum.

(1) https://home.kpmg/pl/en/home/insights/2015/04/nutraceuticals-the-future-of-intelligent-food.html

(2) https://link.springer.com/article/10.1057/jcb.2010.37

(3) https://medium.com/artemis/lets-talk-about-market-size-316842f1ab27

Unlike plastic or glass, these new transparent membranes can help crops achieve their full genetic (and flavor) potential. Natural light also warms the microclimate when necessary, dramatically reducing heating energy requirements. And at times when the sun is not cooperating, advances in supplemental grow lighting can extend the plants’ photoperiod – even beyond natural daylight hours – to maximize crop growth, quality, and time to harvest by up to 50% or better.

Greenhouses and vertical farms are also compromised by outdoor and human-introduced contamination. The new model relies on creating a sealed, cleanroom-like microclimate that keeps pests, pesticides and other pollutants outside.

Thanks to artificial intelligence, the Internet of Things, and similar advances, farmers can now benefit from highly automated growing systems that reduce human intervention and its associated costs. Finely tuned convective air circulation systems enable the microclimate to remain sealed and protected. Natural temperature regulation using sunlight and organic foam-based clouds can significantly reduce air-conditioning electricity requirements. Highly automated hydration, fertilization and lighting are all continuously optimized by machine learning.

This new AgriFORCE model, which has been designed with more than four years of ongoing research and development, is set to be put into large scale practice when the first of three new grow facilities completes construction on a 41-acre site in Coachella, California we expect to purchase in the coming year. This unique approach, which included contributions from lighting experts who had previously worked at NASA sending plants into space, was developed to significantly improve local food security in an environmentally friendly way. It uses the best aspects of current our customers’ current growing methods – outdoor, greenhouse and indoor – and replaces their shortcomings with better technology and processes.

Any solution whether in agriculture, industry, or consumer goods is typically the integration of various disparate parts which, in and of themselves, require independent skill sets and levels of expertise to bring together the desired outcome. Controlled environment agriculture solutions such as our patent pending proprietary facility and automated grow system are no different. Centered around four pillars: facility and lighting; automation and AI; nutrients and fertigation and micropropagation and genetics, our business not only has a tremendous opportunity to grow organically by virtue of its existing contracts and a future pipeline of similar contracts, but also through accretive acquisitions.

Our Position in the Ag-Tech Sector

The Ag-Tech sector is severely underserved by the capital markets, and we see an opportunity to acquire global companies who have provided solutions to the industry and are leading innovation moving forward. We are creating a separate corporate office to aggressively pursue such acquisitions. The robustness of our engagement with potential targets has confirmed our belief and desire to be part of a larger integrated Ag-Tech solutions provider, where each separate element of the business has its existing legacy business and can leverage across areas of expertise to expand their business footprint. We believe that there is currently no one that we are aware of who is pursuing this model in the US capital markets environment at this time.

The AgriFORCE Grow House

The Company is an agriculture-focused technology company that delivers innovative and reliable, financially robust solutions for high value crops through our proprietary facility design and automation IP to businesses and enterprises globally. The Company intends to operate in the plant based pharmaceutical, nutraceutical, and high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment. The Company calls its facility design and automated growing system the “AgriFORCE grow house”. The Company has designed its AgriFORCE grow house to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible while substantially eliminating the need for the use of pesticides, fungicides and/or irradiation. The Company is positioning itself to deliver solutions to a growing industry where end users are demanding environmentally friendly and sustainable, controlled growing environments and processes. The initial market focus is the cultivation of food and other high value crops in California, and proof of concept will be to apply the IP to biomass production of plant based vaccine materials. The Company believes that its IP will provide a lower cost cultivation solution for the indoor production of crops due to a combination of higher crop quality and yields, and reduced operating costs. The Company has designed its AgriFORCE grow house as a modular growing facility that it plans to build and license to licensed operators for the cultivation of food and high value crops. The AgriFORCE grow house incorporates a design and technology that is the subject of a provisional patent that the Company has submitted to the United States Patent and Trademark Office on March 7, 2019. On March 6, 2020, a New International Patent Application No. PCT/CA2020/050302 Priority Claim United States 62/815, 131 was filed. The Company’s IP can be adapted to a multitude of crops and required growing conditions where exacting environmental control and pharma grade equivalent cleanliness and processes are required to meet the highest cultivation standards. By delivering the first facility, the Company will be in a position to demonstrate the performance and to target Good Manufacturing Practices standards compliance necessary to engage the pharma industry as it moves into modifying its IP to meet the particular plant biomass requirements for vaccines and other pharma biomass.

As the Company commences construction of its micropropagation facility and grow house, it will start to develop its solution for fruits and vegetables focusing on the integration of its current structure with a new form of vertical grow technology. Although many of the components and elements will be the same or similar in nature, the automation and integration for going vertical and accommodating lighting, circulation, climate control and humidity control will be somewhat different. Therefore, the Company intends to develop a small working commercial facility as it moves to finalize design and engineering. The Company believes it can deliver new IP for vertical farming with a view to constructing its first commercial facility to serve the Southern California market for fresh local leafy greens (first crop) before rolling out its solution to address other crops and other local markets in the United States and internationally.

Our Intellectual Property Strategy

The Company’s IP and business is focused on four (4) key elements:

1)	FACILITY AND LIGHTING DESIGN

-the facility utilizes a proprietary building envelope system that allows virtually the full light spectrum and substantial portions of the UV light spectrum through it. It is fully sealed and utilizes positive air pressure exchange to create a microclimate that optimizes temperature, humidity, CO2, air velocity, filtration, and sanitation through the process of biomimicry.

-Advanced proprietary supplemental grow lighting technologies achieving optimal luminous efficacy, spectrum, distribution characteristics, automated DLI management and fixture architecture.

2)	AUTOMATION AND ARTIFICIAL INTELLIGENCE

-Proprietary automated grow system(s) and technology integrated through IOT and artificial intelligence.

-Self learning input factors to create the highest yield, lowest impact cultivation.

3)	FERTIGATION AND NUTRIENTS

-white label and proprietary organic based blends/products tailored and focused on improved yields and reduced impact cultivation.

4)	MICROPROPAGATION AND GENETICS

Optimized cellular cloning and tissue culture process tailored to facility environment optimization to ensure enhanced solution specific genetic outcomes.

To maximize the AgriFORCE grow house’s production capacity, each AgriFORCE grow house will incorporate its own tissue culture laboratory for micropropagation into the Company’s proprietary mechanized and automated growing system. AgriFORCE micropropagation laboratories will enable the micropropagation of healthy plantlets that will then be transplanted and grown to maturity in its facilities.

Our Business Plan

The Company plans to develop its business by focusing on both an organic growth plan and through M&A. The Company’s organic growth plan is focused on four distinct phases:

PHASE 1: COMPLETED: 2017-2021

●	Conceptualization, engineering, and design of facility and systems.
●	Completed selection process of key environmental systems with preferred vendors.
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first three facilities completed.
●	The arrangement of three offtake agreements signed with Exclusive Independent Operator (EIO) for those three facilities when complete. (Subsequently these agreements were terminated in Q2 2021)
●	Selection and Land Purchase agreement in Coachella, CA for 41.37-acre parcel subject to financing.
●	ForceFilm material ordered.

PHASE 2: 2022-2023:

●	Complete the financing for, and purchase of, the 41.37-acre parcel in Coachella, CA
●	Complete new contracts’ structures for those first three facilities with new independent operators.
●	Site preparation and utilities infrastructure build out for the campus (up to eight facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions in order to develop a small-scale vertical grow house.
●	Focus on the delivery and installation of the first facility.
●	Initiate the design of a R&D facility for food solutions and plant-based pharma.

PHASE 3: 2023-2025:

●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Complete the design and construction of a R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Construct small scale vertical grow house and operate successfully.
●	Finalize the design and engineering of vertical grow solution with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop a vertical grow house branding strategy.

PHASE 4: 2026:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of three facilities.
●	Commence and complete first vertical grow commercial facility to serve Southern California market by end of year 4.

The Company’s initial AgriFORCE grow houses are planned to be constructed in California.

AgriFORCE Brands

The Company purchased Intellectual Property (“IP”) from Manna Nutritional Group, LLC (“MNG”), a privately held firm based in Boise, Idaho on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour produces as well as wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The core process is covered under a pending patent application in the U.S. and key international markets. The all-natural process is designed to unlock nutritional properties, flavor and other qualities in a range of modern, ancient and heritage grains, pulses and root vegetables to create specialized All-Natural baking and all-purpose flours, sweeteners, juices, naturally sweet cereals and other valuation products, providing numerous opportunities for dietary nutritional, performance and culinary applications.

The Company will rebrand the consumer products and innovative ingredient offering for food manufacturers under the brand (un)Think foods.

Wheat and Flour Market

Modern diet is believed to be a contributor to health risks such as heart disease, cancer, diabetes and obesity, due in part to the consumption of highly processed foods that are low in natural fiber, protein and nutrition; and extremely high in simple starch, sugar and calories. These “empty carbs” produce glycemic swings that may cause overeating by triggering cravings for food high in sugar, salt and starch. As an example, conventional baking flour is low in natural fiber (about 2-3%), low-to-average in protein (about 9%), and very high in starch (about 75%). Whole wheat flour is only marginally better. Similarly, gluten-free products are often produced with sugar and starches such as potato flour, rice flour, tapioca, etc. Gluten-free products are typically low-fiber, low-nutrition, high-starch and high-calorie.

In contrast, foods high in fiber help to satiate hunger, suppress cravings, raise metabolism and require more calories to digest. They also assist in weight loss, lower cholesterol, and may reduce the risk of cancer, heart disease and diabetes.

Advantages of the MNG IP

The CERES-MNG process allows for the development and manufacturing of All-natural Fours that are significantly higher in Fibers, Nutrients and Proteins and significantly lower in Carbohydrates and Calories than Standard Baking Flour.

As shown in the graph below, MNG Baking Flour produced from Soft White Wheat has 30 time more fiber, 3 times more protein, 80% less starch and 50-60% less calories as compared to standard all- purpose baking flour.

The CERES-MNG patent pending process will help develop new flours and products from modern, ancient and heritage grains, seeds, legumes and tubers/root vegetables.

Why Manna NG versus Keto or Low Carb Flours and Sprouted Grains Flours?

-	Versus Keto/Low Carb Flours, Manna NG has some clear positive distinctions:
○	Simple and clean ingredient list
○	Significantly higher protein values
○	Materially Higher Fiber content
○	Significantly lower carb content
○	More palatable and natural flavor without any additives
○	Works and tastes like All Purpose Wheat Baking Flour
-	Versus Sprouted Grains Flours
○	Like Sprouted Grains Flours, Manna NG Nutrients are metabolized better;
○	Significantly Higher Protein content
○	Materially Higher Fiber content
○	Significantly Lower Carb content

Finally, the CERES-MNG Process creates a Liquid by-product which is a High Fiber, High Protein, Maltose Sweet Juice (Power Juice) from which we intend to develop Liquid and Crystallized Sweeteners, Juices etc.

Products that AgriFORCE intends to develop for commercialization from the CERES/MNG Process:

-	High protein, High Fiber, Low Carb Modern, Heritage and Ancient grain flours (for use in breads, baked goods, doughs, pastry, snacks, and pasta)
-	Protein Flours and Protein Additives
-	High Protein, High Fiber, Low Carb cereals and snacks
-	High Protein, High Fiber, Low Carb oat based dairy alternatives
-	Better Tasting, Cleaner Label High Protein, High Fiber, Low Carb nutrition bars
-	High Protein, High Fiber Low Carb nutrition juices
-	Sweeteners – Liquid, Granulated
-	High Protein, High Fiber, Low Carb pet foods and snacks

We intend to commercialize these products behind 3 main Go-to-Market strategies:

-	Ingredients
-	Branded Ingredients
-	Consumer Brand

The Business Opportunity for AgriFORCE to successfully commercialize Premium Specialized Products from the Manna IP - by capturing a conservatively very small percentage share of the category it is targeting to enter in the premium segments. We estimate these revenues to be between $500 million and $1 Billion by 2025 (excluding any potential revenues from the Maltose-Power Juice applications).

	Breads &Bakery	Functional Flours	Pulse Flours	Dairy Alternatives	Nutrition Bars	TOTAL
Global Market Size of Target Categories	$222B	$48B	$17B	$6B	$45B
Potential Market Share	0.1%	1%	1%	1%	0.1%
AgriFORCE Potential Net Revenues	$100-200M	$200-480M	$100- 170M	$30-60M	$20-40M	$450-950M

Sources: Grand View Research Reports, San Francisco CA, 2018 Estimates.

Products from the MANNA IP address Consumer Trends in Health, Nutrition and Diet

The benefits of plant-based proteins, low-carbohydrates (particularly “empty” carbs) and natural high- fiber diets are key to good health and nutrition and are critically important in combating cancer, diabetes, digestive disorders, high-cholesterol, obesity and heart disease.

The High-Protein, High Fiber, Low Carb products from the CERES-MNG Process, allows to address these growing consumer needs.

Importantly, the Manna IP products would target primarily Millennials and Boomers, that increasingly look for healthier food alternatives.

Long-Term Future Applications – Product Development; Medical Research & Development

The following outlines future applications, research and development. This will include controlled studies on Type II Diabetes, in addition to a dedicated and completely independent Medical Research Organization (MRO) and research laboratory, supported by private and public research grants.

BUSINESS PLAN

AgriFORCE’s organic growth plan to actively establish and deploy the commercialization of products, following the acquisition of the MNG IP, is focused on four distinct phases:

PHASE 1: COMPLETED: 2017-2020

●	Product and Process Testing and Validation (Completed)
●	Filing of US and International Patent (Completed)
●	Conceptual Engineering and Preliminary Budgeting on Commercial Pilot Plant (Completed)

PHASE 2: 2021-2022

●	Design, Build, Start-up and Operation of the Pilot Plant
●	Develop Range of Finished Products in Grain Flours, Protein Flours, Cereals and Juices
●	Collaborate with Nutritional Flour Medical Research Institute (an IRS section 501(c)(3) Medical Research Organization) funded by private & public research grants

PHASE 3: 2022-2023

●	Launch First Range of Products in US/Canada
●	Drive Business with Finished Products in direct to consumer (“D2C”), Retail, Food Service
●	Drive Business as Ingredients for Bakery, Snack and Plant Based Protein Products Manufacturers
●	Develop Manufacturing Base through Partnerships and Licensing
●	Conceptual Engineering and Preliminary Budgeting on Large-Scale Processing Plant

PHASE 4: 2024-2025

●	Expand Product Range in US/Canada
●	Expand Business to other Geographies (select Markets in Europe, Asia, Latin America)
●	Design, Build Start-up and Operation of Large-Scale Processing Plan

Merger and Acquisition (“M&A”)

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

Below is a diagram of the intended strategy with respect to the Company’s M&A strategy:

Delphy Groep BV Acquisition

On February 10, 2022, the Company signed a definitive agreement to acquire Delphy Groep BV (“Delphy”), a Netherlands-based AgTech consultancy firm, for $26 million through a combination of cash and stock. The closing of the transaction is expected to occur within 60 days of the signing date. The definitive agreement follows the binding letter of intent (“LOI”) as previously announced in the Company’s press release in October 2021. Delphy, which optimizes production of plant-based foods and flowers, has multinational operations in Europe, Asia, Russia, Kazakhstan, and Africa, with approximately 200 employees and consultants. Delphy’s client list includes agriculture companies, governments, universities, and leading AgTech suppliers, who turn to the company to drive agricultural innovation, solutions, and operational expertise.

Deroose Plants NV Binding Letter of Intent

On February 23, 2022, the Company signed a binding letter of intent (the “LOI”) with Deroose Plants NV (“Deroose”), one of the largest tissue culture propagation companies in the world with a leadership position in horticulture, plantation crops, and fruit and vegetables. Founded in 1980, Deroose has multi-national operations in Europe, North America, and Asia, and over 800 employees.

The LOI is subject to completion of standard due diligence and entry into a definitive purchase agreement, which shall include commercially standard terms and conditions, including, but not limited to, representations and warranties, covenants, events of default and conditions to closing.

The net purchase price by the Company is expected to be approximately US$69 million. The purchase price represents approximately $46.4 million for the Deroose business on a cash and debt free basis and $22.6 million for the genetic IP portfolio.

Corporate Structure

The Company currently has the following wholly-owned subsidiaries, which perform the following functions – AgriFORCE Investments will handle any investments in the U.S., West Pender Holdings will hold real estate assets, West Pender Management will manage those assets and AGI IP will hold intellectual property in the U.S. and DayBreak is dormant:

Name of Subsidiary	Jurisdiction of Incorporation	Date of Incorporation
AgriFORCE Investments Inc. (US)	Delaware	April 9, 2019
West Pender Holdings, Inc.	Delaware	September 1, 2018
AGI IP Co.	Nevada	March 5, 2020
West Pender Management Co.	Nevada	July 9, 2019
DayBreak Ag Systems Ltd.	British Columbia	December 4, 2019

Summary Three Year History

From the date of Incorporation (December 22, 2017) to the date of this filing, the Company has largely been engaged in completion of its initial corporate organization, assembling its management team, completing the design and engineering of its IP and filing the appropriate intellectual property protection and taking the initial steps to implement its business plan through the commencement of initial operations in California. Significant milestones during this period are as follows:

●	The Company completed its initial seed round financings in early 2018.

●	From November 2018 to August 2019, the Company engaged architectural, lighting design, engineering and tensile structure engineering consultants to advance “Concept Solution” to an “Engineered Solution” for the AgriFORCE grow houses, and the Company’s consultants completed testing and verification of its proprietary solutions, as described below in detail under “Advancement from Concept Solution to Engineered Solution”.

●	In December 2018, the Company selected FabriTec as its primary contractor for the growing portion of the AgriFORCE grow houses, which will be constructed of tensile steel and the high strength flexible covering material.

●	In January 2019, the Company received from FabriTec the initial engineering drawings for the greenhouse enclosure for the AgriFORCE grow house.

●	In February 2019, the Company arranged for PharmHaus, as its initial EIO, to enter into three offtake agreements with well-known California high value crop producers for the potential offtake purchase of an aggregate of 19,500 kilograms of production, which has since been increased to 21,878 kilograms of production per year under a replacement offtake agreement executed in September 2019 (terminated in April 2021 as per the below description).

●	On March 7, 2019, the Company filed an initial provisional patent application for the original concept related to the AgriFORCE grow house.

●	In July 2019, the Company entered into a master “Design/ Build” construction contract with FabriTec for the construction of the greenhouse enclosure (subject to final agreement on pricing).

●	In August 2019, the Company submitted an amended provisional patent application for its Structure Technology that reflects the “engineered solution” and related technology and intellectual property developed by the Company through the testing and verification process with FabriTec and the Company’s other architectural, engineering and technical consultants.

●	On March 6, 2020, a New International Patent Application No. PCT/CA2020/050302 Priority Claim United States 62/815, 131 was filed. The Company’s IP can be adapted to a multitude of crops and required growing conditions where exacting environmental control and pharma grade equivalent cleanliness and processes are required to meet the highest cultivation standards.

●	On April 22, 2021, the Company terminated its agreement with PharmHaus, its initial exclusive Independent Operator, as PharmHaus failed to demonstrate the business wherewithal to serve in its capacity as an exclusive Independent Operator.

●	The Company has substantially finalized the final design and engineering drawings for the AgriFORCE grow house.

●	On November 30, 2021, the Company signed an offtake agreement with Humboldt Bliss, Ltd., a Barbadian limited company (“Humboldt”). Under the terms of the contract, AgriFORCE is responsible for constructing its proprietary facility and providing the full Standard Operating Procedures (SOPs) of the AgriFORCE Grow House and Humboldt is responsible for securing the project’s land as well as operating the facility. Upon production, Humboldt has committed to remit an IP licensing, management services and equipment leasing fee to AgriFORCE for up to 14,300 pounds (6,500 kgs) of high value medical and agricultural crops per year. David Welch, a director of the Company, owns a controlling interest in Humboldt am dos this a related party. Mr. Welch recused himself from the final deliberation and approval of the agreement by the board.

●	On February 18, 2022, the Company signed a license agreement with Radical Clean Solutions Ltd (“Radical”), a New York corporation that has development an advanced product line consisting of “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all pathogens, virus, mold, volatile organic compounds (VOCs) and allergy triggers, to commercialize their new proprietary hydroxyl generating devices within the controller environment agriculture (“CEA”)and food manufacturing industries. The patent pending system seeks out and destroys both airborne and surface-based mold, bacteria, virus, odorous and volatile organic compounds and allergy triggers, as well as other pathogens and pollutants in real-time. The license grants the rights to AgriFORCE in perpetuity as well as joint patent ownership rights for CEA.

Debt Financing

The Company signed a Term Sheet with Capital Funding Group on April 8, 2020 for the provision of debt related to the potential purchase of a property in Coachella, CA and all site improvements and infrastructure. The Term Sheet was further renewed on February 5, 2021. The terms of the debt are to provide 50% of the value of the land purchase price and 80% of the value of the site improvements and infrastructure. The value of the debt is expected to be approximately $12,000,000. The interest rate applicable to the land purchase is 10.5% per annum and for the site improvements and infrastructure it is 15.5% annum. In order to complete the debt facility agreement, the Company will need to raise approximately $4,500,000 in equity by February 1, 2021. The term of the loan is eighteen months. The Company expects to re-finance at the completion of the improvements and infrastructure through traditional lending sources. The Company is also in discussions with respect to debt financing for the grow house structure as well as the associated equipment including but not limited to the HVAC system and the automated growing system through the same debt broker used to secure the Capital Funding Group loan facility term sheet. Capital Funding Group has agreed to provide such debt financing subject to the completion of a development appraisal and final approval by its board of directors. There can be no assurance as to whether the Company will be able to secure further debt or secure such debt on commercially reasonable terms.

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021 (the “Bridge Loan”). On June 24, 2021, the due date was extended to July 12, 2021. The imputed interest rate is encompassed within the original issue discount of the debentures and no additional cash interest shall be due. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. Each debenture holder will receive a warrant to purchase shares of common stock in an amount equal to 50% of the principal amount divided by 80% of the initial public offering price of the Company’s common stock. The warrants are exercisable at 80% of the initial public offering price. Transaction costs of $69,000 have been recorded in connection with the Bridge Loan. The Bridge Loan was fully repaid on July 13, 2021.

The Company’s Initial California EIO (Exclusive Independent Operator)

The Company has terminated its EIO agreements (the “PharmHaus Agreements”) with PharmHaus, a private company that is arms-length to AgriFORCE. The Company had entered into each of the following agreements, on the terms outlined above, with PharmHaus as the EIO (the “PharmHaus Agreements”):

●	Cultivation Facility Lease Agreement;

●	IP License Agreement; and

●	Management Services Agreement.

PharmHaus required additional financing in order to achieve its business plan and objectives and in order to perform its contractual obligations under the Company’s agreements with PharmHaus. There was no assurance that PharmHaus would be able to obtain such funding. As a result of PharmHaus’ inability to secure funding and the Company’s focus on food and pharma applications of its IP as well as acquisition opportunities outside of the cannabis market, the Company chose to terminate its contract with PharmHaus on April 22, 2021.

Micropropagation Laboratories

The Company has undertaken the steps described below in connection with the design and deployment of the Company’s micropropagation laboratories. These laboratories will ultimately be deployed at the Company’s AgriFORCE grow houses. However, the Company has identified a business opportunity through a current micropropagation lab which requires additional capacity for deployment of the micropropagation laboratories for plantlet growth in advance of the completion of the initial AgriFORCE grow houses. The advantage of the Company for pursuing this opportunity is that it enables the Company to achieve initial revenues in advance of incurring the full construction expenditure required for the initial AgriFORCE grow houses, thereby providing internally generated funding for the Company’s expenditures and tests of the micropropagation process with the selected crops:

●	the Company has completed the evaluation of options for construction of the micropropagation facility;

●	the Company has completed the determination of the most suitable low capital expenditure option providing flexibility;

●	Acquired in-house expertise through Dr. Laila Benkrima, the Company’s Chief Scientific Officer, who has a PhD from the University of Paris in horticulture with a specialization in tissue culture and the hybridization and selection of plant varietals;

●	completed the design of full facility and equipment scope and layout;

●	identified potential vendors and received final quotations; and

●	Research and preparation for permitting and licensing requirements.

The Company is presently proceeding with selecting vendors from whom we obtained quotations for the fit out of the micropropagation laboratories in order that these laboratories can be constructed. Concurrently, the Company is engaging in discussions with respect to the commercial arrangement of providing micropropagation services for another micropropagation lab’s excess volume requirements as well as exploring opportunities to provide such services to potential customers.

Intellectual Property

The Company’s intellectual property rights are important to its business. In accordance with industry practice, the Company protects its proprietary products, technology and its competitive advantage through a combination of contractual provisions and trade secret, copyright and trademark laws in Canada, the United States and in other jurisdictions in which it conducts its business. The Company also has confidentiality agreements, assignment agreements and license agreements with employees and third parties, which limit access to and use of its intellectual property.

Patent Applications

Date filed or Information received	Registration Date	Title	Serial #	Registration#	Prov. Patent Application #	PCT Patent Application	Patent #	Comment	Expiry Date for Either Application or Registration	Applicant
7/Mar/2019		Structures For Growing Plants and Related Apparatus and Methods			62/815,131				Expired replaced with 56288979- 7PCT	Canivate Growing Systems Ltd
26/Aug/2019		AUTOMATED GROWING SYSTEMS			62/891,562				Expired replaced with 56288979- 10PCT
6/Mar/2020		Structures For Growing Plants	56288979-7PCT			PCT/CA2020/ 050302		Published: 10/Feb/2022	5/Sep/2022	AgriFORCE Growing Systems Ltd.
26/Aug/2020		AUTOMATED GROWING SYSTEMS	56288979-10PCT			PCT/CA2020/ 051161		Prior Claim date: 08/26/2019 - Pending	25/Feb/2022	AgriFORCE Growing Systems Ltd.

Trademarks

Date filed or Information received	Registration Date	Title	Serial #	US Trade Mark Application #	CDN Trade Mark Application #2	Trademark International Registration #	US Trade Mark #	Comment	Expiry Date	Owner
24/Jan/2019		PLANET LOVE			1942554			IS&EDC	25/Jul/2029	Canivate Growing Systems Ltd
19/Dec/2019		PLANET LOVE	79274347	1504091					Awaiting examination in US	Canivate Growing Systems Ltd
21/Jan/2020	25/Jul/2019	PLANET LOVE	806/1273879901			1504091			25/Jul/2029	AgriFORCE Growing Systems Ltd.
24/Jan/2019		HYDROFILM			1942547			IS&EDC	Formalized; awaiting examination	Canivate Growing Systems Ltd
21/Jan/2020	24/Jul/2019	HYDROFILM				1506916				AgriFORCE Growing Systems Ltd.
7/Dec/2018		HYDROHAUS			1934896			IS&EDC	Formalized; awaiting examination	Canivate Growing Systems Ltd
7/Dec/2018		HYDROHOUSE			1934895			IS&EDC	Formalized; awaiting examination	Canivate Growing Systems Ltd
1/Mar/2019		CANIVATE			1949210	1494234		CLASS 6: Greenhouses of metal, CLASS 19: Greenhouses of plastic, CLASS 44: Greenhouse services; horticultural services	Formalized; awaiting examination	Canivate Growing Systems Ltd
21/Jan/2020	30/Aug/2019	CANIVATE				1494234				AgriFORCE Growing Systems Ltd.
1/Mar/2019		THE CANIVATE WAY			1949209			IS&EDC	Formalized; awaiting examination	Canivate Growing Systems Ltd
1/Mar/2019	27/Oct/2020	THE CANIVATE WAY	79-270,261			1494231	6,182,017	CLASS 6: Greenhouses of metal, CLASS 19: Greenhouses of plastic, CLASS 44: Greenhouse services; horticultural services	26/Oct/2030	AgriFORCE Growing Systems Ltd.
26/Nov/2019		AgriFORCE Trademark application			1997835			CLASS 6: Greenhouses of metal, CLASS 19: Greenhouses of plastic, CLASS 44: Greenhouse services; horticultural services	Formalized; awaiting examination	AgriFORCE Growing Systems Ltd.
22/May/2020		AgriFORCE Trademark application	88930218	88930218				CLASS 6: Greenhouses of metal, CLASS 19: Greenhouses of plastic, CLASS 44: Greenhouse services; horticultural services	Awaiting examination in US	AgriFORCE Growing Systems Ltd.
18/Sep/2020		AgriFORCE Trademark application				18243244		CLASS 6: Greenhouses of metal, CLASS 19: Greenhouses of plastic, CLASS 44: Greenhouse services; horticultural services	22/May/2030	AgriFORCE Growing Systems Ltd.
19/Aug/2020		FORCEFILM Trademark application	90124842	90/124842					Awaiting examination in US	AgriFORCE Growing Systems Ltd.
7/Aug/2020		FORCEFILM Trademark application			2044675				Formalized; awaiting examination	AgriFORCE Growing Systems Ltd.

Our Competitive Conditions

Both indoor and greenhouse growing facilities have come to the forefront in recent years. With the advent of new business opportunities and the necessity and demand for increasing efficiency and yields, the facility design for both indoor and greenhouse has been significantly improved through advancing technologies and operational procedures, even more importantly in hybrid facility environments.

In recent decades, the greenhouse industry has been transforming from small scale facilities used primarily for research and aesthetic purposes (i.e. botanic gardens) to significantly more large-scale facilities that compete directly with land-based conventional food and ornamental plant production. While indoor growing allows production throughout the year and in most geographical locations, the energy used for lighting and climate control is costly while those systems are critical to the success, efficiency and yield of the operation. In large part due to the recent improvements in growing technology, the industry is witnessing a blossoming like no time before. Greenhouses today are increasingly emerging that are large-scale, capital-infused, more resource conscientious and urban-centered.

A major part of this recent transformation in the greenhouse industry has been the rise of a technology-infused Smart Greenhouse Market. Smart Greenhouses feature new levels of technology and automated control systems that allow for further optimization of growing conditions. These technologies include LED grow-lights that provide energy efficient supplemental lighting during cloudy conditions and at night, as well as an array of smart sensors that can detect issues with plants or the growing environment as they arise and trigger responses from different control systems.

No matter the country or region, one universal trend is that modern greenhouses are being built closer to metropolitan areas and large transportation hubs. One reason for this shift is to locate greenhouses closer to universities where research opportunities and skilled labor abound. As greenhouses become more tech-heavy, having this close proximity to research institutions will continue to be an important factor in location.

As the market has grown dramatically, it has also experienced clear trends in recent years. Modern greenhouses are becoming increasingly tech-intensive, using LED lights and automated control systems to tailor optimal growing environments. Successful greenhouse companies are scaling significantly and locating their growing facilities near urban hubs to capitalize on the ever-increasing demand for local (sustainable, conscientious, nutritious) food, no matter the season. To accomplish these feats, the greenhouse industry is also becoming increasingly capital-infused, using venture funding and other sources to build out the infrastructure necessary to compete in the current market.

As the smart greenhouse market continues to expand, new technologies are also coming online that will shape the future of production. Like before, many of these technologies are being developed for the greenhouse industry in particular. However, perhaps recently more than ever, innovation is also coming from other sectors. From artificial intelligence to Solar PV, new technologies from a wide range of industries are now finding their way into the modern greenhouse.

Past and current deficiencies with indoor farming in general have already signaled two important messages. First, there is logical reasoning to support the argument that indoor agriculture will become the norm and play a vital role to our current food (water intensive, non-grain) landscape. It will not be an easy journey, but the industry is growing and evolving at a fascinating speed. Second, technology advancements play a key role in leading the industry to continue to mature and reach greater efficiencies, production, and profitability.

As the global population continues to grow, and resources like land and water become more restricted, greenhouse (and hybrid) farming will be a dominant contributor for feeding global population that is just as important as land-based farming.

As a whole, the solutions provided to the agriculture industry have been driven by the integration of disparate components predominately lead by the client / farmer, major greenhouse vendors such as Kubo, Van der Hoeven, Certhon and Havecon or by major automation vendors such as Codema Systems or Ridder Group. This has resulted in fragmentation and sub-optimal IP that has not been fully integrated in a form as the Company is endeavoring to provide. Additionally, many solutions often are an amalgamation of disparate parts and vendors that are not necessarily optimized for a particular crop. In the indoor growing space, this is even more pronounced as the facility is often a simple warehouse which is in and of itself suboptimal and the draw backs are more pronounced. Often the integration is led by the cultivators themselves, who often do not possess the necessary skills to effectively manage such a process or it is led by one of the main vendors.

Technology

The future: hardware, software, & plant physiology

Currently innovation is steered by three main drivers: in-house development within companies, technology providers, and “cross-industry pollination”. New and upcoming companies have great potential to create innovative products. When companies showcase how their innovative technology can be applied, other companies can either adapt or further develop these ideas. There are also technology providers who specialize in specific areas of Ag-Tech. Through cross-industry pollination, we can acquire existing technology from other industries for use in greenhouse application.

Lighting/materials

Energy costs—primarily associated with lighting—are of major significance in the operation of a greenhouse facility. Lighting is a critical component for growing plants in fully closed environments because it is the primary energy input used by plants for photosynthesis. Light-emitting diodes (LEDs) were first adopted for indoor growing in the 1970s to supplement natural sunlight more efficiently than previously used incandescent bulbs. With the advancement of LED technology, the cost has dropped significantly over the last 10 years—specifically, LED lighting costs have halved, while their efficacy, or light energy, has more than doubled. We can expect costs to continue to drop as technology develops and this trend continues. Additionally, precise control of lighting can enable the discovery and dissemination of reproducible “light recipes” that are tailored to crops specifically grown indoors. These light recipes are being developed and used by cultivators to manipulate how plants grow, what they taste like, and their nutrient composition.

In addition to lighting, improvements related to materials can also help further efficiency. Companies like Soliculture, are paving the way for a revolution of greenhouse materials. Their LUMO solar panel contains a low density of silicon photovoltaic (PV) strips arranged with space in between to allow light to transmit between the strips. A thin layer of luminescent material is adhered to the backside of the glass, enhancing light quality by converting green light to red light. Red light has the highest efficiency for photosynthesis in plants, and therefore this optimized light spectrum increases yield faster maturation rate, and has proven to contribute to more disease resistant plants.

Data/AI

Artificial intelligence (“AI”) is expected to grow significantly in the coming years, where humans are certainly not obsolete but essential in leading innovation to significantly enhance results. AI-powered tools are gaining popularity across several industries including agriculture. In the future, we expect AI to be used in operations by means of automation and for predictive analytics.

Robots are increasingly replacing humans as we see more fully automated operations. Robots excel at repetitive, precision mundane tasks such as seeding, weeding, and harvesting. Start-up Iron Ox uses robots every step of the way from seed to harvest.

This allows allocation of resources elsewhere to focus on their overall production. Robotics also reduce labor costs while increasing efficiency. Currently farming is facing a labor shortage for reasons ranging from immigration policy to a lack of desire to work in the industry. Robots can help fill in the gaps in missing labor.

AI and machine learning technologies are developed to integrate and deliver more precise control of comprehensive growing operations. Ag-Tech company, Autogrow, provides intelligent automation systems including pH sensors, irrigation, and climate control products. Both hardware and software are improving to become more analytical and help detect and solve problems such as pest management, nutrient solution maintenance, and disease prevention.

Automation will become more feasible and available as AI technology improves and becomes less expensive. Reduced labor costs will allow product prices to decrease, making local food more accessible.

Biological Development

While improved environmental control and cultivation practices will undoubtedly lead to greater crop yields, biological alterations can more specifically tailor plants to growing environments and consumer needs. Indoor growing environments and processing facilities reduce the need for plant traits which provide stability in the face of environmental fluctuations, pests, pathogens, and post-harvest injury. New plant breeding techniques and genome-editing technologies such as CRISPR/Cas9 can be used to promote new plant traits focused on rapid plant growth, performance in low-light environments, plant stature, nutrition, and flavor. Coupling heightened environmental control with biological control also opens the door for variable gene expression under different growing conditions. This could lead to crop varieties that are distinct from their outdoor counterparts for new culinary applications and create unique markets for produce grown indoors.

Industrial synergies

With the rise of abundant tech providers and cross-disciplinary innovators, we can expect collaboration and knowledge sharing to become more common. In addition to delivering more effective indoor growing technologies, collaboration may also substantiate partnerships between companies which reduce their ecological footprints. For instance, co-locating greenhouses with industrial power plants can divert carbon dioxide and heat—by products of combustion—from the atmosphere to crops for photosynthesis enhancement and climate control. Furthermore, composted food waste may be diverted from landfills to fertilize crops in soil-based greenhouses. In the other direction, transparent solar panels may enable greenhouses to become net producers of energy to supply nearby buildings without sacrificing crop performance.

New technologies and ideas will better integrate agricultural businesses with the world around them, helping urban and industrial communities become more productive and sustainable.

Innovation in technology and practice will be the key drivers of new developments in indoor and greenhouse ag businesses. While these developments will be diverse and multidimensional, their effects will be focused on improvements to the potential scale and efficiency of, and quality of food from, indoor agriculture. Following the greenhouse’s historical trajectory, we believe it is safe to assume its relevance to global food systems will continue to expand as we progress into the future.

Competitor Comparison

The Company believes that it has no direct competitors who provide a proprietary facility design and automated grow system as well as a system of operational processes designed to optimize the performance of the Company’s grow houses. On a broader basis, the competitive landscape includes greenhouse vendors, agriculture systems providers, automated grow system vendors, and system/solutions consultants.

Competitive Differentiation

The Company believes it has developed one of the world’s most technologically advanced indoor agriculture systems by focusing on competitive differentiators to deliver vastly improved results beyond conventional indoor approaches. By conceiving new IP, as well as utilizing tried trued tested existing Ag-Tech and Bio-Tech solutions, the Company delivers integrated unique architectural design, intelligent automation and advanced growing processes to create precisely controlled growing environments optimized for each nominated crop variety. These precision ecosystems should enable the Company to cost-effectively produce the cleanest, greenest and most flavorful produce, as well as consistent medical-grade plant-based nutraceuticals and pharmaceuticals, available. The key points of differentiation are as follows:

Crops		Ops

●	Optimized genetics through advanced tissue culture and micropropagation.	●	Advanced propagation/cultivation/harvest SOP’s.
●	Higher yields.	●	Minimal workforce.
●	Improved nutrition/efficacy values.	●	Enhanced automation.
●	Lower production costs.	●	Substantive capital, resource, and operational savings.
●	Patents, future pending and provisional.	●	Reduced ecological impacts.
		●	Trade-marks, EU registered and Canada + US pending.
		●	Patents, pending and provisional.

Facilities		Systems		Environment
●	High-tech high efficiency building envelope.	●	IoT to AI integrated facility/systems controls.	●	High efficiency climate control equipment.
●	Proprietary building engineering and materials.	●	Critical sensing and monitoring interface equipment.	●	Micro-climate delivery materials and systems.
●	Natural sunlight, indoors.	●	Advanced Ag-tech Automated Grow Systems.	●	Automated chronological/meteorological/biological integrated controls.
●	Proprietary supplemental grow lighting. Dynamic foam solar gain control. Significantly reduced utility demands. Alternative clean energy sourcing. Green Building Initiative/Green Globe certification. Patents, pending and provisional.	●	Proprietary high efficiency grow channels.	●	Sealed environment.
		●	Hybrid hydroponic-aeroponic nutrient systems.	●	Herbicide and pesticide free cultivation. Patents, pending and provisional.
		●	Patents, pending and provisional.

Employees

As of March 29, 2022, the Company has 13 employees and five consultants. The Company also relies on consultants and contractors to conduct its operations. The Company anticipates that it will be hiring additional employees to support its planned activities.

Operations

The Company primary operating activities are in California. The Company’s head office is located in Vancouver, British Columbia, Canada with a second office in the Rotterdam, Netherlands. The Company intends to open a project office near Coachella, CA and maintain an administrative office in Los Angeles. The Company also plans to construct its initial AgriFORCE micropropagation laboratories and its initial AgriFORCE grow houses in the State of California.

Description of Property

The Company currently leases office space at 2233 Colombia Street, Suite 300, Vancouver, B.C., V5Y 0M6 as its principal office. The Company believes the office is in good condition and satisfy its current operational requirements. The Company also leases an office space at Weena 505 Rotterdam, Netherlands

Litigation

We are subject to the legal proceeding and claims described in detail in “Note 16. Commitments and Contingencies” to the audited financial statements included in this filing. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this filing, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Risks Relating to the Company’s Business

The Company is an early stage company with little operating history, a history of losses and the Company cannot assure profitability.

The Company currently has no revenues and does not have any history of revenue generating operations. The Company has been involved to date in the design and development of its AgriFORCE grow house which incorporates the Company’s AgriFORCE micropropagation laboratories. While the Company has invested considerably in this development and design process, no AgriFORCE grow house has been constructed to date and accordingly, the commercial or operating viability of the AgriFORCE grow house has not been proven, or when, if ever, the Company will generate revenue from its operations, and if those revenues, when and if generated, will be sufficient to sustain operations, nonetheless achieve profitability.

There is no assurance that the Company’s AgriFORCE grow houses or micropropagation laboratories will operate as intended.

The Company’s initial state of its business operations will be to construct and deploy its initial AgriFORCE grow house and micropropagation laboratories. However, the Company has yet to complete construction of any laboratories. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

●	there is no assurance that the laboratories will achieve the intended plantlet production rates;
●	the costs of constructing and operating the laboratories may be greater than anticipated;
●	the potential offtake partners who have indicated a willingness to deploy the laboratories at their existing cultivation operations may withdraw and determine not to deploy the laboratories;
●	there is no assurance that the facilities will deliver the intended benefits of high production yields, lower crop losses and reduced operation costs;
●	if the company is not able to fully develop the grow house or it does not operate as intended, it could prevent the company from realizing any of its business goals or achieving profitability;
●	the costs of constructing the AgriFORCE grow houses may be greater than anticipated and the Company may not be able to recover these greater costs through increases in the lease rates, license fees and services fees that it charges to its customers; and
●	the costs of operating the AgriFORCE grow house may be greater than anticipated.

COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world. The World Health Organization has declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In the United States, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. As of the date of this filing, we have not been declared an essential business. As a result, we may be required to substantially reduce or cease operations in response to governmental action or decree as a result of COVID-19. We are still assessing the effect on our business from COVID-19 and any actions implemented by the federal, state and local governments. We have implemented safety protocols to protect our staff, but we cannot offer any assurance that COVID-19 or any other pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, will not materially and adversely affect our business.

Fluctuations in the exchange rate of foreign currencies could result in losses.

We incur a portion of our operating expenses in Canadian dollars, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

The Company will require additional financing and there is no assurance that additional financing will be available when required.

The Company will require substantial additional capital in order to acquire or lease the Coachella land, develop the Coachella lands for use, develop the micropropagation laboratories and operate them, and complete construction of its initial AgriFORCE grow house which is anticipated to be commenced in the second quarter of 2022. The funds raised in this offering will not be sufficient and additional financing will be needed for this purpose and for other purposes. The Company plans to achieve this additional financing through equity and/ or debt financing which will likely be dilutive to the position of then current shareholders. However, there is no assurance that this financing will be available when required. Specifically, there is no assurance that the Company will be able to raise any additional equity financing through its shares given that the viability of the Company’s AgriFORCE grow houses will not be demonstrated until after construction is complete. In addition, there is no assurance that the Company will be able to secure debt financing given its low asset base and its current lack of revenues.

The Company had negative cash flow for the year ended December 31, 2021.

The Company had negative cash flows from operating activities for year ended December 31, 2021. To the extent that the Company has negative cash flows from operating activities in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from operating activities, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

The Company’s actual financial position and results of operations may differ materially from management’s expectations. The process for estimating the Company’s revenue, net income and cash flow requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. In addition, the assumptions used in planning may not prove to be accurate, and other factors may affect the Company’s financial condition or results of operations. As a result, the Company’s revenue, net income and cash flow may differ materially from the Company’s projected revenue, net income and cash flow.

The Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure, growth, regulatory compliance and operations.

The Company expects to incur significant ongoing costs and obligations related to its investment in its initial AgriFORCE grow houses. To the extent that these costs may be greater than anticipated or the Company may not be able to generate revenues or raise additional financing to cover these costs, these operating expenses could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the design and operation of the Company’s AgriFORCE grow houses, which could increase construction costs and have a material adverse effect on the business, results of operations and financial condition of the Company. The Company’s efforts to construct its AgriFORCE grow houses and grow its business may be costlier than the Company expects, and the Company may not be able to recover sufficient revenues to offset its higher operating expenses. The Company may incur significant losses in the future for a number of reasons, including, unforeseen expenses, difficulties, complications and delays, and other unknown events. If the Company is unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

There is no assurance the Company will be able to repatriate or distribute funds for investment from the United States to Canada or elsewhere.

In the event that any of the Company’s investments, or any proceeds thereof, any dividends or distributions there from, or any profits or revenues accruing from such investments in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under applicable federal laws, rules and regulations or any other applicable legislation. This could restrict or otherwise jeopardize the ability of the Company to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada or elsewhere.

The Company may not be able to effectively manage its growth and operations, which could materially and adversely affect its business.

If the Company implements it business plan as intended, it may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of the Company’s financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. The Company intends to utilize outsourced resources, and hire additional personnel, to manage its expected growth and expansion. Failure to successfully manage its possible growth and development could have a material adverse effect on the Company’s business and the value of the Shares.

The Company may face significant competition from other facilities.

Many other businesses in California engage in similar activities to the Company, leasing commercial space to agricultural producers generally, and providing additional products and services to similar customers. The Company cannot assure you that it will be able to compete successfully against current and future competitors. Competitive pressures faced by the Company could have a material adverse effect on its business, operating results and financial condition.

If we are unable to protect our intellectual property, our business may be adversely affected.

We must protect the proprietary nature of the intellectual property used in our business. There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Currently, our intellectual property includes provisional patents, patent applications, trademarks, trademark applications and know-how related to business, product and technology development. We plan on taking the necessary steps, including but not limited to the filing of additional patents as appropriate. There is no assurance any additional patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. Nonetheless, we currently rely on contractual obligations of our employees and contractors to maintain the confidentiality of our products. To compete effectively, we need to develop and continue to maintain a proprietary position with respect to our technologies, and business. The risks and uncertainties that we face with respect to intellectual property rights principally include the following:

●	Currently, we only have provisional protection, which may not result in full patents being granted, and any full patent applications that we file may not result in issued patents or may take longer than expected to result in issued patents;

●	we may be subject to interference proceedings;

●	other companies may claim that patents applied for by, assigned or licensed to, us infringe upon their own intellectual property rights;

●	we may be subject to trademark opposition proceedings in the U.S. and in foreign countries;

●	any patents that are issued to us may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us as invalid, unenforceable or not infringed;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies that we have licensed or developed;

●	any patents issued to us may expire and competitors may utilize the technology found in such patents to commercialize their own products; and

●	enforcement of patents is complex, uncertain and expensive.

It is also possible that others may obtain issued patents that could prevent us from commercializing certain aspects of our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. If we license patents, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Furthermore, there can be no assurance that the work-for-hire, intellectual property assignment and confidentiality agreements entered into by our employees and consultants, advisors and collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know- how or other proprietary information. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us or our clients by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Some competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

●	adversely affect relationships with future clients;

●	cause delays or stoppages in providing products;

●	divert management’s attention and resources;

●	require technology changes to our platform that would cause our Company to incur substantial cost;

●	subject us to significant liabilities; and

●	require us to cease some or all of its activities.

In addition to liability for monetary damages, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against clients, we may be prohibited from developing, commercializing, or continuing to provide some or all of our products unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on devices in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents, but enforcement is not as strong as that in the United States.

Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we are unable to obtain or defend our patents, our business could be materially adversely affected.

Our patent position is highly uncertain and involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced under our patents or in third-party patents. For example, we might not have been the first to make the inventions covered by each of our pending patent applications and provisional patents; we might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications will result in issued patents; our issued patents may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

As a result, our owned and licensed patents may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

We have applied for and will continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, such preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents would adversely affect our business and operations.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we do not currently have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Many of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our partners, collaborators, employees and consultants, as well as through other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

International intellectual property protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.

Patent and other intellectual property law outside the United States is more uncertain and is continually undergoing review and revisions in many countries. Further, the laws of some foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. For example, certain countries do not grant patent claims that are directed to business methods and processes. In addition, we may have to participate in opposition proceedings to determine the validity of its foreign patents or its competitors’ foreign patents, which could result in substantial costs and diversion of its efforts and loss of credibility with customers.

If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue the development or sale of our products, and/or pay damages.

Our processes and potential products may violate proprietary rights of patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities. As our industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others. These other persons could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected product or use the affected process. Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain. If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

We have a limited operating history on which to judge our business prospects and management.

Our company was incorporated and commenced operations in 2017. Accordingly, we have only a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including increasing the number of affiliates, our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines, our ability to develop and market new products, control costs, and general economic conditions. We cannot assure you that we will successfully address any of these risks.

We may not be able to continue as a going concern.

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $19.9 million at December 31, 2021, a net loss of approximately $6.6 million, and approximately $5.1 million of net cash used in operating activities for the year ended December 31, 2021. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

Our management team has limited experience managing a public company, and regulatory compliance may divert our attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

The Company may become subject to litigation, which may have a material adverse effect on the Company’s reputation, business, results from operations, and financial condition.

The Company may be named as a defendant in a lawsuit or regulatory action. The Company may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition.

If the Company is unable to attract and retain key personnel, it may not be able to compete effectively.

The Company’s success has depended and continues to depend upon its ability to attract and retain key management, including the Company’s Chief Executive Officer and technical experts. The Company will attempt to enhance its management and technical expertise by continuing to recruit qualified individuals who possess desired skills and experience in certain targeted areas. The Company’s inability to retain employees and attract and retain sufficient additional employees or engineering and technical support resources could have a material adverse effect on the Company’s business, results of operations, sales, cash flow or financial condition. Shortages in qualified personnel or the loss of key personnel could adversely affect the financial condition of the Company, results of operations of the business and could limit the Company’s ability to develop and market its intellectual property. The loss of any of the Company’s senior management or key employees could materially adversely affect the Company’s ability to execute the Company’s business plan and strategy, and the Company may not be able to find adequate replacements on a timely basis, or at all. The Company does not maintain key person life insurance policies on any of the Company’s employees.

The size of the Company’s initial target market is difficult to quantify and investors will be reliant on their own estimates on the accuracy of market data.

Because high growth crop technology is in an early stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in the Company and, few, if any, established companies whose business model the Company can follow or upon whose success the Company can build. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in the Company. There can be no assurance that the Company’s estimates are accurate or that the market size is sufficiently large for its business to grow as projected, which may negatively impact its financial results. The Company regularly follows market research.

The Company’s industry is experiencing rapid growth and consolidation that may cause the Company to lose key relationships and intensify competition.

The agriculture industry and various verticals within it are undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm the Company in a number of ways, including by losing strategic partners and or customers if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing the Company to expend greater resources to meet new or additional competitive threats, all of which could harm the Company’s operating results. As competitors enter the market and become increasingly sophisticated, competition in the Company’s industry may intensify which could negatively impact its profitability.

The Company will be reliant on information technology systems and may be subject to damaging cyberattacks.

The Company’s operations depend, in part, on how well it and its suppliers protect networks, equipment, information technology systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Company’s officers and directors may be engaged in a range of business activities resulting in conflicts of interest.

Although certain officers and board members of the Company are expected to be bound by anti-circumvention agreements limiting their ability to enter into competing and/or conflicting ventures or businesses, the Company may be subject to various potential conflicts of interest because some of its officers and directors may be engaged in a range of business activities. In addition, the Company’s executive officers and directors may devote time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to the Company. In some cases, the Company’s executive officers and directors may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to the Company’s business and affairs and that could adversely affect the Company’s operations. These business interests could require significant time and attention of the Company’s executive officers and directors.

In addition, the Company may also become involved in other transactions which conflict with the interests of its directors and the officers who may from time to time deal with persons, firms, institutions or companies with which the Company may be dealing, or which may be seeking investments similar to those desired by it. The interests of these persons could conflict with those of the Company. In addition, from time to time, these persons may be competing with the Company for available investment opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, if such a conflict of interest arises at a meeting of the Company’s directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.

There is no guarantee that how the Company uses its available funds will yield the expected results or returns which could impact the business and financial condition of the Company.

The Company cannot specify with certainty the particular uses of available funds. Management has broad discretion in the application of its proceeds. Accordingly, a holder of Shares will have to rely upon the judgment of management with respect to the use of available funds, with only limited information concerning management’s specific intentions. The Company’s management may spend a portion or all of the available funds in ways that the Company’s shareholders might not desire, that might not yield a favorable return and that might not increase the value of a purchaser’s investment. The failure by management to apply these funds effectively could harm the Company’s business. Pending use of such funds, the Company might invest the available funds in a manner that does not produce income or that loses value.

Our Articles of incorporation, by-laws and certain Canadian legislation, contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our by-laws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. For instance, our by-laws, to be effective upon the completion of this offering, contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings.

The Investment Canada Act requires any person that is non-Canadian (as defined in the Investment Canada Act) who acquires “control” (as defined in the Investment Canada Act) of an existing Canadian business to file either a pre-closing application for review or notification with Innovation, Science and Economic Development Canada. An acquisition of control is a reviewable transaction where prescribed financial thresholds are exceeded. The Investment Canada Act generally prohibits the implementation of a reviewable transaction unless, after review, the relevant Minister is satisfied that the acquisition is likely to be of net benefit to Canada. Under the national security regime in the Investment Canada Act, the federal government may undertake a discretionary review of a broader range of investments by a non-Canadian to determine whether such an investment by a non-Canadian could be “injurious to national security.” Review on national security grounds is at the discretion of the federal government and may occur on a pre- or post-closing basis.

Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us. This legislation grants the Commissioner of Competition jurisdiction, for up to one year, to challenge this type of acquisition before the Canadian Competition Tribunal on the basis that it would, or would be likely to, substantially prevent or lessen competition. This legislation also requires any person who intends to acquire our common shares to file a notification with the Canadian Competition Bureau if (i) that person (and their affiliates) would hold, in the aggregate, more than 20% of all of our outstanding voting shares, (ii) certain financial thresholds are exceeded, and (iii) no exemption applies. Where a person (and their affiliates) already holds, in the aggregate, more than 20% of all of our outstanding voting shares, a notification must be filed if (i) the acquisition of additional shares would bring that person’s (and their affiliates) holdings to over 50%, (ii) certain financial thresholds are exceeded and (iii) no exemption applies. Where a notification is required, the legislation prohibits completion of the acquisition until the expiration of the applicable statutory waiting period, unless compliance with the waiting period has been waived or the Commissioner of Competition provides written notice that he does not intend to challenge the acquisition. The Commissioner of Competition’s review of a notifiable transaction for substantive competition law considerations may take longer than the statutory waiting period.

We are governed by the corporate laws of British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws of the United States.

We are incorporated under the Business Corporations Act (British Columbia) and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the Business Corporations Act (British Columbia) and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the Business Corporations Act (British Columbia) generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the Business Corporations Act (British Columbia) a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

Risks Related to the Ownership of Our Common Shares

New laws, regulations, and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve over time as new guidance is provided by the courts and other bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on its audit committee and compensation committee, and qualified executive officers.

The market price of our common shares and Series A Warrants may be volatile, and you may not be able to resell your common shares and Series A Warrants at or above the initial public offering price.

The market price for our common shares and Series A Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours;

●	general economic or political conditions in the United States or elsewhere;

●	any delay in development of our products or services;

●	our failure to comply with regulatory requirements;

●	our inability to commercially launch products and services and market and generate sales of our products and services,

●	developments or disputes concerning our intellectual property rights;

●	our or our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	future sales of our common shares or other securities, including shares issuable upon the exercise of outstanding warrants or convertible securities or otherwise issued pursuant to certain contractual rights;

●	period-to-period fluctuations in our financial results; and

●	low or high trading volume of our common shares due to many factors, including the terms of our financing arrangements.

In addition, if we fail to reach an important research, development or commercialization milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our common shares. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common shares to be particularly volatile and negative results would have a substantial negative impact on the price of our common shares and Series A Warrants.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. The market price of our common shares and Series A Warrants will fluctuate and there can be no assurances about the levels of the market prices for our common shares and Series A Warrants.

In some cases, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	taking advantage of an extension of time to comply with new or revised financial accounting standard;

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our shareholders would be left without information or rights available to shareholders of more mature companies. We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to follow certain scaled disclosure requirements available to smaller reporting companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates and may contain less or more modified disclosure than those public companies. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common shares.

FINRA sales practice requirements may also limit your ability to buy and sell our common shares, which could depress the price of our shares.

Financial Industry Regulatory Authority, Inc. (FINRA) rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common shares or Series A Warrants, our securities’ price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common shares and Series A Warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our common shares and Series A Warrants or trading volume to decline.

We may issue additional equity securities, or engage in other transactions that could dilute our book value or relative rights of our common shares, which may adversely affect the market price of our common shares and Series A Warrants.

Our Board of Directors may determine from time to time that it needs to raise additional capital by issuing additional shares of our common shares or other securities. Except as otherwise described in this filing, we will not be restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common shares and Series A Warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preference shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common shares.

An investment in our Series A Warrants is speculative in nature and could result in a loss of your investment therein.

The Series A Warrants offered in this offering do not confer any rights of common share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common shares at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common shares and pay an exercise price of $6.00 per share (120% of the public offering price of our common shares and Series A Warrants in this offering), prior to three years from the date of issuance, after which date any unexercised Series A Warrants will expire and have no further value. Moreover, following this offering, the market value of the Series A Warrants is uncertain and there can be no assurance that the market value of the Series A Warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common shares will ever equal or exceed the exercise price of the Series A Warrants, and consequently, whether it will ever be profitable for holders of the Series A Warrants to exercise the Series A Warrants.

Our Series A Warrants and contain a provision which only permits securities claims to be brought in federal court.

Section 11 of our Series A Warrants states in relevant part: “The Company hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in The City of New York, Borough of Manhattan (except for claims brought under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which must be brought in federal court)”. Therefore any claims with respect to our Series A Warrants brought under the Securities Act of 1933 or the Securities Exchange Act must be brought in federal court while all other claims may be brought in federal or state court. Proceedings in federal court may be more expensive than in state court due to more comprehensive rules on how discovery and motion and trial practice are handled. This provision may have a dampening effect on claims brought under these securities laws or limit the ability of the investor to bring a claim in the jurisdiction it deems more favorable. This provision is likely enforceable as requirements regarding bringing securities claims have been met, but it may have the overall effect of discouraging litigation due to the circumstances described herein.

We do not currently intend to pay dividends on our common shares in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common shares.

We have never declared or paid cash dividends on our common shares and do not anticipate paying any cash dividends to holders of our common shares in the foreseeable future. Consequently, investors must rely on sales of their common shares after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases office space at 2233 Colombia Street, Suite 300, Vancouver, B.C., V5Y 0M6 as its principal office. The Company leases a second office space at Weena 505, Rotterdam, Netherlands, 3013AL. The Company believes the offices are in good condition and satisfy its current operational requirements.

Item 3. Legal Proceedings

We are subject to the legal proceeding and claims described in detail in “Note 16. Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “AGRI”, and warrants under the symbol “AGRIW”. Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

On March 29, 2022, the closing price for our common stock as reported on the Nasdaq Capital Market was $3.60 per share.

Securities outstanding and holders of record

On March 29, 2022, there were approximately 305 shareholders of record for our common stock and 15,176,698 shares of our common stock issued and outstanding.

Dividend Policy

We have never paid any cash dividends on our common shares. However, we have paid common share dividends on our preferred stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common shares in the foreseeable future following this offering. Any future determination to pay cash dividends on our common shares will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information respecting equity compensation plans

The Company adopted a stock option plan originally on December 12, 2018 (the “Option Plan”), as amended, under which the committee of the Board (the “Committee”) may from time to time in its discretion, grant to directors, officers, employees and consultants of the Company non-transferable options to purchase common shares (“Options”). As of the date of this filling, the Company has 717,019 Options outstanding. The Option Plan was approved by the shareholders of the Company on June 10, 2019.

The following table provides information with respect to options outstanding under our Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options*	Weighted- average exercise price of outstanding options*	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	717,019	$5.84	800,651
Equity compensation plans not approved by security holders	-	-	-
Total	717,019	$5.84	800,651

* reflects the 1:4.75 reverse stock split effected on November 29, 2020.

Recent Sales of Unregistered Securities

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

On June 24, 2021, the Company issued to a consultant working with the senior secured debentures holders, a total of 10,000 common shares on their behalf, for the term extension of the Bridge Loan (see Note 6).

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

On September 01, 2021, the Company issued to Directors 19,992 common shares as settlement of accrued directors’ fee.

On October 1, 2021, the company issued 36,379 common share as part of compensation to Company’s officers and executives.

On October 1, 2021, the Company issued to a consultant 3,188 common shares against services.

On October 27, 2021, the Company issued 36,275 common shares as a result of cashless exercise of 93,938 common stock purchase warrants related to the senior secured debentures.

On November 27, 2021, the Company issued 7,018 common shares on as a result of exercise of 7,018 stock options at an exercise price of $1.30 (CAD $1.66).

On December 31, 2021, the Company issued 35,979 common share as part of compensation to Company’s officers.

During the year ended December 31, 2020, we issued an aggregate of 365,112 shares of common stock pursuant to the exercise of unregistered warrants to acquire common stock, pursuant to which exercise we received an aggregate of $666,878. The issuance of the shares was exempt from registration by virtue of Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Item 6. Selected Financial Data

As a registrant that qualifies as a smaller reporting company, AgriFORCE is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All share and per share numbers have been retroactively adjusted to reflect the 1-for-4.75 reverse stock split effected on November 29, 2020.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenues

The Company has not generated any revenue since inception.

Operating Expenses

Operating expenses primarily consist of salaries and wages, share-based compensation, investor and public relations, research and development, consulting, professional fees, and office and administration. Operating expenses increased in the year ended December 31, 2021 as compared to December 31, 2020 by $3,583,447 or 107%, primarily due to increase in wages and salaries by $694,624, increase in investor relations by $627,223, increase in consulting expenses by $647,392, increase in office and administrative expense of $590,322, increase in professional fees by $436,988 and increase in research and development expenses by $350,423 as the Company entered into growth phase post IPO and increased its staff and operations. This was partially offset by declines in shareholder and regulatory expenses of $194,783. We expect operating expenses to increase in the future as we hire additional staff to support anticipated growth in the business and due to incremental costs to comply with the requirements of being a publicly listed company.

Research and Development

During the year ended December 31, 2021, the Company spent $474,338 as compared to $123,915 for the year ended December 31, 2020 in research and development costs in relation to the development of a biosphere facility and product development in relation to the IP asset purchase from Manna Nutritional Group, LLC (see Note 7 to the Financial Statements). The following represents the breakdown of research and development activities:

	December 31, 2021	December 31, 2020
Architectural fees	$-	$28,397
Engineering consultants	-	16,962
Design and construction	177,407	4,406
Product development	296,931	74,150
	$474,338	$123,915

Other (Income) / Expenses

Other Income for the year ended December 31, 2021 mainly includes change in fair value of warrant liability amounting to $1,191,383 and foreign exchange gains of $162,976. These were partially offset by other expenses related to accretion of interest amounting to $483,529 and loss on extension of the term related to the senior secured debentures issued by the Company on March 24, 2021 amounting to $58,952, issue costs of public offer related to Series A Warrants amounting to $374,465 and write-off of land deposit of $151,711. Other income for year ended December 31, 2020 mainly included Scientific Research and Experimental Development (“SR&ED”) tax incentive income of $106,195 representing amounts received from the Canada Revenue Agency.

Net Loss

The Company recorded a net loss of $6,643,116 for the year ended December 31, 2021 as compared to a net loss of $3,221,526 for the year ended December 31, 2020. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $6,643,116 for the year ended December 31, 2021 compared to $3,221,526 for the prior year; and recorded an accumulated deficit of $19,900,992 as of December 31, 2021. Net cash used in operating activities for the year ended December 31, 2021 was $5,136,947 compared to $1,851,711 for year ended December 31, 2020.

We had $7,775,290 in cash as at December 31, 2021 as compared to $653,410 as at December 31, 2020.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the stage of development of its first facility and other IP. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the next twelve months from issuance of these financial statements, the Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Cash Flows

The net cash used by operating activities for the year ended December 31, 2021 is attributable to a net loss of $6,643,116 due to operating costs associated with wages, investor relations, consulting expenses, professional fees, research and development, and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to shared based compensation of $796,141, shares issued for consulting services amounting to $321,121, accretion of interest on senior secured debentures amounting to $483,529 and change in fair value of warrants amounting to $1,191,383. For the year ended December 31, 2020 net cash used by operating activities was attributable to net loss of $3,221,526 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by non-cash expenses of shared based compensation of $571,210 and shares issued for consulting services amounting to $438,076.

During the year ended December 31, 2021, the net cash used in investing activities mainly includes payments for acquisition of IP assets amounting to $225,000 and payments for construction in progress of $744,191. Comparatively, investing activity for the year ended December 31, 2020 mainly included a $170,000 deposit for purchase of land.

Cash provided by financing activities for the year ended December 31, 2021 mainly represents cash proceeds from the IPO of $13,360,616, net of underwriting discount and issue costs, proceeds from issuance of senior secured debentures, net of transaction costs, of $531,000, proceeds from exercise of warrants of $238,800, as well as proceeds from long-term loan of $15,932, which was offset by repayment of senior secured debentures of $750,000. The net cash provided by financing activities for the year ended December 31, 2020 represents proceeds from exercise of warrants of $666,878 and proceeds from the Canada Emergency Business Account Program of $31,417 (CAD 40,000), which was partially off-set by payments of IPO costs amounting to $93,495.

Recent Financings

On July 12, 2021, the Company completed its IPO whereby it sold a total of 3,127,998 units, each consisting of one common share and one Series A warrant to purchase one common share, at a public offering price of $5.00 for gross proceeds of $15,639,990. The Company received net proceeds from the IPO of $14,388,791, after deducting underwriting discounts and commissions of 1,251,199.

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021 (the “Bridge Loan”). On June 24, 2021, the due date was extended to July 12, 2021. The imputed interest rate is encompassed within the original issue discount of the debentures and no additional cash interest shall be due. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. Each debenture holder received a warrant to purchase shares of common stock in an amount equal to 50% of the principal amount divided by 80% of the initial public offering price of the Company’s common stock. The warrants were exercisable at $3.99. Transaction costs of $69,000 have been incurred in connection with the Bridge Loan. The senior secured debenture was repaid in full on July 13, 2021 by the Company. On October 27, 2021, the Company issued 36,275 common shares as a result of cashless exercise of 93,938 common stock purchase warrants related to the senior secured debentures.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

Cash

The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment are initially recognized at acquisition cost or manufacturing cost, including any costs directly attributable to bringing the assets to the location and condition necessary for them to be capable of operating in the manner intended by the Company’s management. Property, plant and equipment are subsequently measured at cost less accumulated depreciation and impairment losses.

Depreciation is recognized on a straight-line basis to write down the cost less estimated residual value of computer equipment and furniture and fixtures. The following useful lives are applied:

Computer equipment	3 years
Furniture and fixtures	7 years

Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the disposal proceeds and the carrying amount of the assets and are recognized in profit or loss within other income or other expenses.

Construction in progress includes construction progress payments, deposits, engineering costs, interest expense for debt financing on long-term construction projects and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of property and equipment when the assets are available for use, at which point the depreciation of the asset commences.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

Deferred IPO Costs

Deferred IPO costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through an initial public offering of the Company’s common stock (“IPO”). There were no IPO costs incurred prior to 2020. The Company completed the IPO in July 2021 and accordingly all deferred IPO costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company expects to generate returns from any or all the revenue sources below from its customers:

●	Rental income from facilities.
●	Intellectual property income from the license of the facilities
●	Management and advisory fees from management service contracts and

On January 1, 2018, the Company early adopted ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the new revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as stock options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2021 and December 31, 2020, since the effect of the Company’s stock options and warrants are anti-dilutive.

Research and Development

Expenditure on research and development activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized as expense when incurred.

Foreign Currency Transactions

The financial statements of the Company and its subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within non-operating expenses.

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

As of December 31, 2021, the Company’s warrant liability related to IPO warrants and representative’s warrant amounting to $1,418,964 (December 31, 2020 - $nil) is reported at fair value and categorized as Level 1 inputs. Whereas, the fair value of warrant liability related to Bridge warrants that were issued and exercised during the year was categorized as level 3 inputs. (See Note 9 and Note 11)

Income Taxes

Current tax expense is the expected tax payable on the taxable income for the period, using tax rates enacted at period-end.

Deferred tax assets, including those arising from tax loss carryforwards, requires management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities.

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

There were no material uncertain tax positions as of December 31, 2021 and 2020.

Share Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common shares on the date of grant, among other inputs. The Company recognizes any forfeitures as they occur.

Recent Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Start-ups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this new guidance did not have a material impact to these financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our financial statements.

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

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 will be adopted on January 1, 2022 and will not have a material impact to these financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions, and historical credit loss activity, the Company is currently in the process of evaluating the impact of this guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “Topic 842”), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and allows a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our financial statements.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of this guidance on our financial statements.

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

Related Party Transactions

As of December 31, 2021, $47,461 (December 31, 2020 - $3,223) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2021 and 2020, the Company incurred $66,246 and $38,395, respectively, to our U.S. general counsel firm, D R Welch against legal services, a corporation controlled by a director of the Company. An aggregate of 13,158 shares (62,500 shares before the Reverse Split) were issued to David Welch as part of the payment.

During the year ended December 31, 2021 and December 31, 2020, the Company paid $Nil and $8,862, respectively, for consulting services to 0902550 BC Ltd. where Don Nicholson, former Chairman of the Board, is the principal consultant.

On May 1, 2019, the Company entered into a 12 month consulting agreement with Arni Johannson, a beneficial owner of the Company, to provide Investor Relations services for a monthly fee of CAD 10,000. As of December 31, 2020, the Company owed $nil pursuant to the said agreement.

There were no other payments to related parties for the year ended December 31, 2020 and 2019 other than expense reimbursements in the ordinary course of business.

Financial Instruments

Fair Value

Our financial instruments consist of cash, other receivables, accounts payable and accrued liabilities, notes payable and warrants liability. There are no significant differences between the carrying amounts of the items reported on the statements of financial position and their estimated fair values. Our risk exposures and their impact on our financial instruments are summarized below.

Liquidity Risk

We are exposed to liquidity risk. Liquidity risk is the exposure of our Company to the risk of not being able to meet our financial obligations as they fall due. Our approach to managing liquidity risk is to regularly evaluate our projected cash from operations and to seek additional capital through equity and debt financings to ensure that we will have sufficient liquidity to meet liabilities when due. Our future liquidity is dependent on factors such as the ability to generate cash from operations and to raise money through debt or equity financing.

Foreign Currency Risk

Foreign exchange risk arises from the changes in foreign exchange rates that may affect the fair value or future cash flows of our financial assets or liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, AgriFORCE is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AgriFORCE Growing Systems Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgriFORCE Growing Systems Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in shareholders equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum llp

We have served as the Company’s auditor since 2020.

Costa Mesa, CA

March 29, 2022

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	December 31, 2021	December 31, 2020

ASSETS

Current
Cash		$7,775,290	$653,410
Other receivables		32,326	8,973
Prepaid expenses and other current assets	6	309,040	213,038
Total current assets		8,116,656	875,421

Non-current
Property and equipment, net	4	40,971	28,443
Intangible asset	7	1,477,237	-
Lease deposit, non-current		50,608	-
Deferred IPO costs		-	390,932
Construction in progress	5	2,079,914	2,071,093
Total assets		$11,765,386	$3,365,889

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	8	$1,532,312	$1,930,988
Contingent consideration payable	7	753,727	-
Total current liabilities		2,286,039	1,930,988

Non-current
Deferred rent		12,954	-
Warrants liability	11	1,418,964	-
Long term loan	10	47,326	31,417
Total liabilities		3,765,283	1,962,405
Commitments and contingencies	16

Shareholders’ equity
Preferred Shares, no par value per share - unlimited shares authorized; nil and 2,258,826 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively*	12	-	6,717,873
Common shares, no par value per share - unlimited shares authorized; 15,176,698 and 8,441,617 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively*	12	25,637,543	5,696,050
Additional paid-in-capital	12	2,203,343	1,297,566
Obligation to issue shares	12	93,295	94,885
Accumulated deficit		(19,900,992)	(12,521,944)
Accumulated other comprehensive income (loss)		(33,086)	119,054
Total shareholders’ equity		8,000,103	1,403,484

Total liabilities and shareholders’ equity		$11,765,386	$3,365,889

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US dollars)

For the years ended December 31, 2021 and 2020

	Note	2021	2020

OPERATING EXPENSES
Consulting		$1,088,413	$441,021
Depreciation	4	11,797	9,059
Office and administrative		780,135	189,813
Investor and public relations		748,349	121,126
Professional fees		882,146	445,158
Rent		168,315	20,898
Research and development	15	474,338	123,915
Share based compensation	12	796,141	571,210
Shareholder and regulatory		143,095	337,878
Travel and entertainment		69,598	13,426
Wages and salaries		1,766,491	1,071,867
Operating loss		(6,928,818)	(3,345,371)

OTHER EXPENSES / (INCOME)
Foreign exchange gain		(162,976)	(17,650)
Write-off of deposit		151,711	-
Accretion of interest on senior secured debentures		483,529	-
Change in fair value of warrants	11	(1,191,383)	-
Issuance cost related to warrants		374,465	-
Loss on extension of debt term		58,952	-
SR&ED tax incentive income	15	-	(106,195)

Net loss		(6,643,116)	(3,221,526)

Dividend paid to preferred shareholders		735,932	948,064

Net loss attributable to common shareholders		(7,379,048)	(4,169,590)

Other comprehensive loss
Foreign currency translation		(152,140)	(45,856)

Comprehensive loss attributable to common shareholders		$(7,531,188)	$(4,215,446)

Basic and diluted net loss attributed to common share*		$(0.66)	$(0.53)

Weighted average number of common shares outstanding – basic and diluted*		11,164,311	7,907,233

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US dollars, except share numbers)

		Common Shares*		Series A Preferred Shares*		Additional	Obligation to issue	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Note	# of Shares	Amount	# of Shares	Amount	Paid-in-capital	shares	Deficit	income (loss)	Equity
Balance, December 31, 2019		7,705,209	$3,725,454	2,258,826	$6,717,873	$726,356	$12,463	$(8,352,354)	$164,910	$2,994,702
Shares issued on exercise of warrants		365,112	666,878	-	-	-	-	-	-	666,878
Shares issued for consulting services		100,237	355,654	-	-	-	82,422	-	-	438,076
Shares issued for dividend on Preferred Shares		271,059	948,064	-	-	-	-	(948,064)	-	-
Share based compensation		-	-	-	-	571,210	-	-	-	571,210
Net loss		-	-	-	-	-	-	(3,221,526)	-	(3,221,526)
Foreign currency translation		-	-	-	-	-	-	-	(45,856)	(45,856)
Balance, December 31, 2020		8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cash		3,127,998	13,262,712	-	-	-	-	-	-	13,262,712
Shares issued for conversion of series A Preferred Stock		2,258,826	6,717,873	(2,258,826)	(6,717,873)	-	-	-	-	-
Shares issued on exercise of warrants		39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issued on cashless exercise of warrants		36,275	-	-	-	64,992	-	-	-	64,992
Shares issued on exercise of options		7,018	9,123	-	-	-	-	-	-	9,123
Shares issued on cashless exercise of options		820,029	-	-	-	-	-	-	-	-
Shares issued for bonus and compensation		159,775	648,449	-	-	-	-	-	-	648,449
Shares issued for consulting services		76,364	381,663	-	-	-	(1,590)	-	-	380,073
Share issued for settlement of accrued director’s fee		19,992	46,783	-	-	-	-	-	-	46,783
Shares issued for dividend on Preferred shares		189,004	735,932	-	-	-	-	(735,932)	-	-
Share issue costs		-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation		-	-	-	-	796,141	-	-	-	796,141
Net loss		-	-	-	-	-	-	(6,643,116)	-	(6,643,116)
Foreign currency translation		-	-	-	-	-	-	-	(152,140)	(152,140)
Balance, December 31, 2021		15,176,698	$25,637,543	-	$-	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

For the years ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(6,643,116)	$(3,221,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,797	9,059
Share based compensation	796,141	571,210
Shares issued for consulting services	321,121	438,076
Shares issued for compensation	134,383	-
Loss on extension of debt term	58,952	-
Write-off of deposit	151,711	-
Issuance cost related to warrants	374,465	-
Change in fair value of warrants	(1,191,383)	-
Accretion of interest on senior secured debentures	483,529	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	(23,353)	38,724
Decrease (increase) in prepaid expenses and other current assets	(235,713)	54,779
Increase in accounts payable and accrued liabilities	662,173	257,967
Lease deposit, non-current	(50,608)	-
Deferred rent	12,954	-
Net cash used in operating activities	(5,136,947)	(1,851,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(25,522)	(1,574)
Acquisition of intangibles	(225,000)	-
Deposit for purchase of land	(12,000)	(170,000)
Cash paid for construction in progress	(744,191)	-
Net cash used in investing activities	(1,006,713)	(171,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering	15,639,990	-
IPO costs paid including underwriting discount	(2,279,374)	(93,495)
Proceeds from exercise of warrants	238,800	666,878
Proceeds from long term loan	15,932	31,417
Proceeds from senior secure debentures - net	600,000	-
Financing costs of senior secured debentures	(69,000)	-
Repayment of Senior Secured Debentures	(750,000)	-
Proceeds from exercise of options	9,123	-
Net cash provided by financing activities	13,405,471	604,800

Effect of exchange rate changes on cash	(139,931)	(86,996)
Change in cash	7,121,880	(1,505,481)
Cash, beginning of year	653,410	2,158,891
Cash, end of year	$7,775,290	$653,410

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of warrants liability	$374,028	$-
Preferred stock dividend paid in common shares	$735,932	$948,064
Unpaid amount related to construction in progress included in accounts payable	$-	$744,191
Conversion of Series A preferred stock to common shares	$6,717,873	$-
Unpaid IPO costs	$-	$297,437
Unpaid amount related to intangible assets included in accrued expenses	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

(Expressed in US Dollars, except where noted)

1.	BUSINESS OVERVIEW

AgriFORCE Growing Systems Ltd. (the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, British Columbia, Canada, V5Y 0M6. On February 13, 2018, the Company changed its name from 1146470 B.C. Ltd to Canivate Growing Systems Ltd. On November 22, 2019 the Company changed its name from Canivate Growing Systems Ltd. to AgriFORCE Growing Systems Ltd.

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

2.	BASIS OF PREPARATION

Basis of Presentation

The accompanying consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Principal of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary.

All inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name of entity:	Country of Incorporation	Purpose	Date of Incorporation
AgriFORCE Growing Systems Ltd.	Canada	Parent Company	Dec 22, 2017
Canivate Growing Solutions Ltd.**	Canada	Management Company	May 22, 2018
Daybreak Ag Systems Ltd.	Canada	Intellectual Property Development	Dec 4, 2019
AgriFORCE Holdings Inc.*	United States	Intellectual Property	Aug 31, 2018
West Pender Holdings, Inc.	United States	Real Estate Holding and Development Company	Sep 1, 2018
AgriFORCE Investments Inc.	United States	Holding Company	Apr 9, 2019
West Pender Management Co.	United States	Management Advisory Services	Jul 9, 2019
AGI IP Co.	United States	Intellectual Property	Mar 5, 2020

*	AgriFORCE Holdings Inc. was dissolved during the year ended December 31, 2020.
**	Canivate Growing Solutions Ltd. was dissolved during the year ended December 31, 2021.

During the year ended December 31, 2019, AgriFORCE Investments Inc., West Pender Holdings, Inc. and AgriFORCE Holdings Inc., wholly owned subsidiaries of the Company, commenced operations and their financial results are consolidated into the results of the Company. West Pender Management Co., a wholly owned subsidiary commenced operations in 2021 and its results are consolidated into the results of the Company. All other subsidiaries have been created and did not have any operating activities or Financial Statements as at December 31, 2021 and 2020.

Functional and Reporting Currency

The functional currency for each entity included in these consolidated financial statements is the currency of the primary economic environment in which the entity operates. These consolidated financial statements are presented in United States dollars (“U.S. dollars”). Currency conversion to U.S. dollars is performed in accordance with ASC 830, Foreign Currency Matters.

Use of Estimates

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of warrant liability, as well as depreciation method. Actual results could differ from these estimates and those differences could be material.

Going Concern

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the financial statements for the year ended December 31, 2021, the Company had a net loss of $6.6 million, $5.1 million of net cash used in operating activities, and the Company had working capital of $5.8 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the stage of development of its first facility and other Intellectual Property. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of these financial statements, the Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to our currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Reverse Stock Split

On November 29, 2020, the Company effectuated a one-for-4.75 reverse stock split of the Company’s common shares (the “Reverse Split”). As a result of the Reverse Split, every 4.75 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the reverse split were rounded to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1:4.75 split ratio, all issued and outstanding shares of the Company’s common shares, as well as common shares underlying convertible preferred shares, convertible debentures, stock options and warrants outstanding at the time of the effectiveness of the Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was also proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to November 29, 2020 have been adjusted to reflect the Reverse Split on a retroactive basis.

3.	SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment are initially recognized at acquisition cost or manufacturing cost, including any costs directly attributable to bringing the assets to the location and condition necessary for them to be capable of operating in the manner intended by the Company’s management. Property, plant and equipment are subsequently measured at cost less accumulated depreciation and impairment losses.

Depreciation is recognized on a straight-line basis to write down the cost less estimated residual value of computer equipment and furniture and fixtures. The following useful lives are applied:

Computer equipment	3 years
Furniture and fixtures	7 years

Gains or losses arising on the disposal of property, plant and equipment are determined as the difference between the disposal proceeds and the carrying amount of the assets and are recognized in profit or loss within other income or other expenses.

Construction in progress includes construction progress payments, deposits, engineering costs, interest expense for debt financing on long-term construction projects and other costs directly related to the construction of the facilities. Expenditures are capitalized during the construction period and construction in progress is transferred to the relevant class of property and equipment when the assets are available for use, at which point the depreciation of the asset commences.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The reversal of impairment losses is prohibited.

Deferred IPO Costs

Deferred IPO costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through an initial public offering of the Company’s common stock (“IPO”). There were no IPO costs incurred prior to 2020. The Company completed the IPO in July 2021 and accordingly all deferred IPO costs, except for the portion allocated to warrant liability, were reclassified to additional paid-in capital as a reduction of the IPO proceeds. The portion allocated to warrant liability was expensed in the statement of comprehensive loss.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company expects to generate returns from any or all the revenue sources below from its customers:

●	Rental income from facilities.
●	Intellectual property income from the license of the facilities
●	Management and advisory fees from management service contracts and

On January 1, 2018, the Company early adopted ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (“ASC 606” or “the new revenue standard”). ASC 606 is a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASC 606 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new revenue standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and costs to obtain or fulfill contracts. The Company will apply ASC 606 prospectively to all contracts.

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as stock options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year. Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2021 and December 31, 2020, since the effect of the Company’s stock options and warrants are anti-dilutive.

Research and Development

Expenditure on research and development activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized as expense when incurred.

Foreign Currency Transactions

The financial statements of the Company and its subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within non-operating expenses.

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

As of December 31, 2021, the Company’s warrant liability related to IPO warrants and representative’s warrant amounting to $1,418,964 (December 31, 2020 - $nil) is reported at fair value and categorized as Level 1 inputs. Whereas, the fair value of warrant liability related to Bridge warrants that were issued and exercised during the year was categorized as level 3 inputs. (See Note 9 and Note 11)

Reclassifications

The Company has reclassified certain amounts in the 2020 consolidated financial statements to comply with the 2021 presentation.

Income Taxes

Current tax expense is the expected tax payable on the taxable income for the period, using tax rates enacted at period-end.

Deferred tax assets, including those arising from tax loss carryforwards, requires management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities.

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions.

There were no material uncertain tax positions as of December 31, 2021 and 2020.

Share Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). The Black-Scholes model requires the input of subjective assumptions, including volatility, the expected term and the fair value of the underlying common shares on the date of grant, among other inputs. The Company recognizes any forfeitures as they occur.

Recent Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Start-ups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by removing exceptions within the general principles of Topic 740 regarding the calculation of deferred tax liabilities, the incremental approach for intra-period tax allocation, and calculating income taxes in an interim period. In addition, the ASU adds clarifications to the accounting for franchise tax (or similar tax). which is partially based on income, evaluating tax basis of goodwill recognized from a business combination, and reflecting the effect of any enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The adoption of this new guidance did not have a material impact to these financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our financial statements.

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

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 will be adopted on January 1, 2022 and will not have a material impact to these financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions, and historical credit loss activity, the Company is currently in the process of evaluating the impact of this guidance on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “Topic 842”), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and allows a modified retrospective approach. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this guidance on our financial statements.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of this guidance on our financial statements.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020
Computer equipment	$22,708	$13,473
Furniture and fixtures	39,997	36,323
Total property and equipment	62,705	49,796
Less: Accumulated depreciation	(21,734)	(21,353)
Property and equipment, net	$40,971	$28,443

Depreciation expense on property and equipment, was $11,797 and $9,059 for the years ended December 31, 2021 and 2020, respectively.

5.	CONSTRUCTION IN PROGRESS

The Company engaged outside contractors to begin construction work on its first facility. As of December 31, 2021, $2,079,914 (December 31, 2020 – $2,071,093) represents progress payments related to facility construction.

6.	PREPAID EXPENSES AND DEPOSITS

	December 31, 2021	December 31, 2020
Deposits	$32,000	$170,000
Legal retainer	33,692	43,038
Prepaid expenses	214,445	-
Others	28,903	-
	$309,040	$213,038

During the year ended December 31, 2020, the Company entered into a land purchase agreement in relation to construction of a facility in Coachella, California. A deposit of $170,000 has been paid and the balance of the purchase price is subject to financing. On April 6, 2021, the scheduled close of escrow was extended to April 30, 2021 and the purchase price was increased to $4.4 million. The Company wrote off the non-refundable portion of the deposit amounting to $150,000 as the close of escrow period has lapsed; however the Company is currently renegotiating the terms of the agreement.

Others include an office lease deposit amounting to $77,774, of which $50,608 is recorded under non-current assets. (December 31, 2020 - $Nil).

7.	INTANGIBLE ASSET

Intangible asset represents $1,477,237 of Intellectual Property (“IP”) acquired under an Asset purchase agreement from Manna Nutritional Group, LLC (“MNG”) on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The terms of the agreement are as below:

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

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development (“R&D”) activities. Once completed and commercialized, the asset will be amortized over its useful life. The recognition of the IP asset is based on the payments made to date of $225,000 and contingent consideration that is probable and reasonably estimable as of the reporting date. Subsequent changes in contingent consideration are recorded against cost. As of December 31, 2021, the company has recorded $500,000 under accrued expenses, related to reimbursement for satisfaction of secured debt of seller. Further, the company has recorded $753,727 as contingent consideration, which is considered probable and due on closing. The remaining amounts payable as described above were not deemed to be probable at December 31, 2021, and accordingly have not been accrued for.

Subsequent to the year end, the Company paid $500,000 to satisfy the secured debt of seller.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2021	December 31, 2020
Accounts payable	$414,117	$991,565
Accrued expenses	981,027	905,629
Others	137,168	33,794
	$1,532,312	$1,930,988

Accounts payable includes $Nil (December 31, 2020 - $744,191) payable to outside contractor in relation to facility construction. Accrued expenses include bonus payable of $Nil (December 31, 2020 - $487,983), withholding taxes payable $89,236 (December 31, 2020 - $Nil) and Directors fees payable of $39,309 (December 31, 2020 - $128,448). Accounts payable and accrued liabilities include a total unpaid IPO cost of $Nil (December 31, 2020 - $297,437).

9.	SENIOR SECURED DEBENTURES

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

As part of the bridge loan, the debenture holder was issued warrants (the “Bridge Warrants”) to purchase 93,938 common shares with a strike price of $3.99 per share. The term of the warrants was three years. In accordance with U.S. GAAP, the fair value of the warrants was initially recorded as a liability in the balance sheet using Black-Scholes option-pricing model. The Company remeasures the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability is reported in the statements of comprehensive income / (loss) as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock may be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

The changes in the fair value of the Bridge Warrants amounting to $203,456 is charged to the statement of comprehensive income / (loss). The warrants were exercised on October 27, 2021 and accordingly, the warrant liability was extinguished. The fair value of the warrants prior to exercise was estimated at $64,992, determined using the Black-Scholes option pricing model and the following assumptions; stock price $2.16, dividend yield – nil, expected volatility 73%, risk free rate of return 0.94%, expected term of 3 years.

10.	LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $31,417 (CAD$ 40,000) under the Canada Emergency Business Account Program (the “Program”).

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

The loan is interest free for an initial term that ends on December 31, 2023. Repaying the loan balance on or before December 31, 2023 will result in loan forgiveness of up to a third of loan value (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 31, 2024 to December 31, 2025.

In April 2021, the Company applied for additional loan with Alterna Bank under the Program and received $15,909 (CAD$20,000). The expansion loan is subject to the original terms and conditions of the Program.

11.	WARRANTS LIABILITY

As of December 31, 2021, the warrant liability represents aggregate fair value of publicly traded 3,088,198 Series A Warrants and 135,999 representative’s warrants.

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

The change in fair value on the warrant liability amounting to $1,191,383 is recorded in the statement of comprehensive loss for the year ended December 30, 2021. This includes change in fair value related to the Bridge Warrants amounting to $203,456.

12.	SHARE CAPITAL

a)	Authorized Share Capital

On March 1, 2019, the Company changed its share structure with a Directors’ resolution to replace Class – A voting shares with Common voting Shares, and to eliminate Class-B non-voting shares (where nil were issued), and created a new series of Preferred shares with no par value and unlimited number of shares. Holders of Preferred shares shall be entitled to receive distribution ahead of holders of Common shares. In addition, Preferred shareholders are also entitled to a fixed premium (if specifically provided in the special rights and restrictions attached to a specific series of Preferred shares), prior to any distributions to holders of Common shares in the event of dissolution, liquidation or winding-up of the Company.

b)	Issued Share Capital

The Company had the following common share transactions during the year ended December 31, 2020:

●	On May 2, 2020, the Company declared and issued 86,739 common shares at $3.37 (CAD $4.75) (412,008 common shares at $0.71 (CAD $1.00) before the Reverse Split) as stock dividend to holders of Series A Preferred shares issued on May 2, 2019.

●	On May 10, 2020, the Company declared and issued 48,791 common shares at $3.42 (CAD $4.75) (231,758 common shares at $0.72 (CAD $1.00) before the Reverse Split) as stock dividend to holders of Series A Preferred shares issued on May 10, 2019.

●	On November 2, 2020, the Company declared and issued 86,739 common shares at $3.56 (CAD $4.75) (412,008 common shares at $0.75 (CAD $1.00) before the Reverse Split) as stock dividend to holders of Series A Preferred shares issued on May 2, 2019.

●	On November 10, 2020, the Company declared and issued 48,791 common shares at $3.66 (CAD $4.75) (231,758 common shares at $0.77 (CAD $1.00) before the Reverse Split) as stock dividend to holders of Series A Preferred shares issued on May 10, 2019.

●	During the year ended December 31, 2020, 365,113 (1,734,285 before the Reverse Split) warrants were exercised at a price of CAD $2.38 (CAD $0.50 before the Reverse Split).

●	At various times during the year ended December 31, 2020, the Company issued 100,237 common shares (476,126 before the Reverse Split) to various consultants for services rendered.

The Company had the following common share transactions during the year ended December 31, 2021:

●	On March 29, 2021, the Company issued 30,000 common shares with a fair value of $179,700 against consulting services from a third party.

●	On May 10, 2021, the Company declared, and on May 11, 2021 issued, 86,739 common shares as stock dividend to holders of Series A Preferred shares issued on May 2, 2019.

●	On May 10, 2021, the Company declared, and on May 11, 2021 issued, 48,791 common shares as stock dividend to holders of Series A Preferred shares issued on May 10, 2019.

●	On May 27, 2021, the Company issued to consultants a total of 7,237 common shares.

●	On May 27, 2021, the Company issued 820,029 common shares as a result of 1,113,701 stock options exercised on a cashless basis at various exercise prices.

●	On May 28, 2021, the Company’s officers opted to receive a total of 98,356 common shares as bonus compensation for services rendered and accrued for in 2019 and 2020.

●	On June 24, 2021, the Company issued to a consultant working with the senior secured debentures holders, a total of 10,000 common shares on their behalf, for the term extension of the Bridge Loan (see Note 6).

●	On July 12, 2021, the Company completed its IPO whereby it sold a total of 3,127,998 units, each consisting of one common share and one Series A warrant to purchase one common share, at a public offering price of $5.00 for gross proceeds of $15,639,990. The Company received net proceeds from the IPO of $14,388,791, after deducting underwriting discounts and commissions of 1,251,199.

●	On July 12, 2021, with the closing of the IPO, 2,258,826 common shares were issued upon the conversion of all of its issued and outstanding Series A Preferred Shares.

●	On July 13, 2021, the Company declared and issued, 53,474 common shares as final stock dividend to the holders of Series A Preferred shares.

●	On July 13, 2021, the Company issued to consultants a total of 15,000 common shares.

●	On July 15, 2021, the Company issued 39,800 common shares as a result of exercise of 39,800 Series A warrants on cash basis at an exercise price of $6 per warrant.

●	On July 28, 2021, 93,938 common stock purchase warrants were issued to the purchaser of the senior secured debentures, with a term of three years and a strike price per share of $3.99.

●	On September 01, 2021, the Company issued to Directors 19,992 common shares as settlement of accrued directors’ fee.

●	On October 1, 2021, the company issued 36,379 common share as part of compensation to Company’s officers and executives.

●	On October 1, 2021, the Company issued to a consultant 3,188 common shares against services.

●	On October 27, 2021, the Company issued 36,275 common shares as a result of cashless exercise of 93,938 common stock purchase warrants related to the senior secured debentures.

●	On November 27, 2021, the Company issued 7,018 common shares on as a result of exercise of 7,018 stock options at an exercise price of $1.30 (CAD $1.66).

●	On December 31, 2021, the Company issued 35,979 common share as part of compensation to Company’s officers.

c)	Stock Options

The Company has adopted a stock option plan (the “Plan”) for its directors, officers, employees and consultants to acquire common shares of the Company. The terms and conditions of the stock options are determined by the Board of Directors.

On May 28, 2019, at the Company’s annual general meeting, shareholders approved an amendment to the Stock Option Plan to increase the number of authorized shares subject to the stock option plan to 15% of the issued and outstanding shares of the Company (including any unconverted Series A Preferred Shares).

For the year ended December 31, 2021, the Company recorded aggregate share-based compensation expense of $796,141 (December 31, 2020 - $571,210) for all stock options on a straight-line basis over the vesting period.

As of December 31, 2021, 717,019 (December 31, 2020 - 1,450,918) Stock Options were outstanding at a weighted average exercise price of $5.63 (CAD 7.14) [December 31, 2020 - $2.01 (CAD 2.56)], of which 280,938 (December 31, 2020 - 1,161,726) were exercisable.

The amounts recognized as share-based payments and stock options are included in share-based compensation on the Statement of Loss and Comprehensive Loss.

As of December 31, 2021, there was $634,626 (December 31, 2020 - $275,150) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of 3 years (December 31, 2020 – 2 years).

The following summarizes stock option activity during the years ended December 31, 2021 and 2020:

	Number of Options*	Weighted Average Exercise Price*	Weighted Average Remaining Life (years)

Balance at December 31, 2019	1,106,711	$1.35	4.98
Granted	387,760	$3.73	5.46
Forfeited	(25,132)	$1.31	-
Cancelled	(18,421)	$1.31	-
Balance at December 31, 2020	1,450,918	$2.01	4.38
Granted	509,788	$7.00	4.47
Exercised	(1,120,719)	3.23	-
Forfeited	(28,947)	$4.75	-
Cancelled	(94,021)	$6.70	-
Balance at December 31, 2021	717,019	$5.84	4.48

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

The Company’s outstanding and exercisable stock options at December 31, 2021 were:

	Outstanding Options*				Exercisable Options*
Expiry Date	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
			CAD $	$		$
January 31, 2026	921	4.09	4.75	3.75	921	3.75
June 30, 2026	255,594	4.50	4.75	3.75	211,993	3.75
May 31, 2026	355,775	4.42	8.87	7.00	59,296	7.00
July 15, 2026	55,445	4.54	8.87	7.00	4,620	7.00
September 30, 2026	49,284	4.75	8.87	7.00	4,108	7.00
Total Share Options	717,019	4.48	7.40	5.84	280,938	4.53

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.

Stock-based compensation expense recognized is based on options expected to vest, the fair value of each employee option grant during the years ended December 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2021	December 31, 2020
Expected volatility	80.00%	79.60%
Expected term (in years)	3.31	3.44
Risk-free interest rate	0.92%	0.45%
Fair value of options	$2.59	$1.90

d)	Warrants

The Company’s outstanding warrants as of December 31, 2021 were:

	Number of warrants*	Weighted average exercise price*	Weighted average exercise price*	Expiry Date
		CAD	$

Outstanding, December 31, 2019	3,398,996	7.70	6.05
Exercised during quarter 4, 2020	(365,112)	2.38	1.87	December 21, 2021**
Expired during quarter 4, 2020	(63,157)	2.38	1.87	October 15, 2021**
Expired during quarter 4, 2020	(163,610)	2.38	1.87	December 21, 2021**
Expired during quarter 4, 2020	(33,684)	1.66	1.30	December 31, 2021**
Expired during quarter 4, 2020	(210,526)	2.38	1.87	January 16, 2022**
Expired during quarter 4, 2020	(16,842)	1.66	1.30	January 21, 2022**
Outstanding, December 31, 2020	2,546,065	9.50	7.46
Granted during quarter 3, 2021	3,263,997	7.48	6.00	July 12, 2024
Granted during quarter 3, 2021	93,938	4.98	3.99	July 28, 2024
Exercised during quarter 3, 2021	(39,800)	7.48	6.00	July 12, 2024
Exercised during quarter 4, 2021	(93,938)	4.98	3.99	July 28, 2024
Outstanding, December 31, 2021	5,770,262	7.49	5.91

*	reflects the 1:4.75 reverse stock split effected on November 29, 2020.
**	pursuant to the terms of the warrants, the warrants were accelerated to expire on October 10, 2020 due to occurrence of an acceleration event. Accordingly, any unexercised warrants were terminated.

13.	INCOME TAXES

For the year ended December 31, 2021 and 2020, loss before income tax provision consisted of the following:

	December 31, 2021	December 31, 2020

Domestic operations - Canada	$(6,202,837)	$(2,732,888)
Foreign operations - United States	(440,279)	(488,638)
Total loss before taxes	$(6,643,116)	$(3,221,526)

Income tax expense (benefit) consists of the following for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

Loss before taxes	$(6,643,116)	$(3,221,526)
Statutory tax rate	27.00%	27.00%
Income taxes at the statutory rate	$(1,793,641)	$(869,812)
Change in fair value of warrants	(321,674)	-
Other permanent differences	93,375	-
Stock-based compensation	253,556	154,227
Share issue costs	(112,812)	(45,854)
Others	18,499	(41,388)
Total	$(1,862,697)	$(720,051)

Change in valuation Allowance	$1,862,697	$720,051
Total income tax expense (benefit)	$-	$-

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2020 and 2021 at a rate of 27%.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize those tax assets through future operations. Significant components of the Company’s deferred taxes are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Unused net operating losses carry forward - Canada and United States	$4,459,457	$2,669,781
Unused capital losses carry forward	40,962	-
Share issue costs	174,377	142,318
Property and equipment	-	-
Total deferred tax assets	$4,674,796	$2,812,099
Deferred tax asset not recognized	-	-

Net deferred tax assets	4,674,796	2,812,099

Deferred tax liability:

Total deferred tax liability	-	-

Valuation Allowance	$(4,674,796)	$(2,812,099)
Net deferred tax assets (liabilities)	$-	$-

The Company has Non-Capital Losses of $15.7 million as of December 31, 2021 and $9.3 million as of December 31, 2020, which are due to expire between 2039 and 2041 and which can be used to offset future taxable income in Canada. For foreign operations in United States, aggregate net operating losses are $0.9 million as of December 31, 2021 (2020 - $0.6 million) which can be carried forward indefinitely. The Company has Capital Losses of $0.2 million as of December 31, 2021 and $Nil as of December 31, 2020, which expires after 5 years and can be used to offset future taxable capital gains in the United States. Non-Capital Losses in Canada can be carried forward after change of ownership, if the particular business which gave rise to the loss is carried on by the company for profit or with a reasonable expectation of profit. Certain accumulated net operating losses in United States are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382. These rules will limit the utilization of the losses.

The Company files income tax returns in Canada and the United States and is subject to examination in these jurisdictions for all years since the Company’s inception in 2017. As at December 31, 2021, no tax authority audits are currently underway.

The Company currently has no uncertain tax position and is therefore not reflecting any adjustments.

14.	RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

	December 31, 2021	December 31, 2020
Accounting fees (included in professional)	$3,473	$15,225

As of December 31, 2021, $47,461 (December 31, 2020 - $3,223) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2021 and 2020, the Company incurred $66,246 and $38,395, respectively, to our U.S. general counsel firm, D R Welch against legal services, a corporation controlled by a director of the Company. An aggregate of 13,158 shares (62,500 shares before the Reverse Split) were issued to David Welch as part of the payment.

During the year ended December 31, 2021 and December 31, 2020, the Company paid $Nil and $8,862, respectively, for consulting services to 0902550 BC Ltd. where Don Nicholson, former Chairman of the Board, is the principal consultant.

On May 1, 2019, the Company entered into a 12 months consulting agreement with Arni Johannson to provide Investor Relations services for a monthly fee of CAD 10,000. As of December 31, 2020, the Company owed $nil pursuant to the said agreement.

There were no other payments to related parties for the year ended December 31, 2021 and 2020 other than expense reimbursements in the ordinary course of business.

15.	RESEARCH AND DEVELOPMENT

During the year ended December 31, 2021, the Company spent $474,338 (December 31, 2020 - $123,915) in research and development costs in relation to the development of a biosphere facility and product development in relation to the IP asset purchase from Manna Nutritional Group, LLC (see Note 7). The following represents the breakdown of research and development activities:

	December 31, 2021	December 31, 2020
Architectural fees	$-	$28,397
Engineering consultants	-	16,962
Design and construction	177,407	4,406
Product development	296,931	74,150
	$474,338	$123,915

The Company recorded Scientific Research and Experimental Development (“SR&ED”) tax incentive income of $Nil during the year ended December 31, 2021 (December 31, 2020 - $106,195). SR&ED tax incentive income is recognized when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The Company’s SR&ED tax incentive income has been recognized as other income as it is not indicative of the core operating activities or revenue producing goals of the Company.

16.	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company entered into an operating lease for office space. The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

2022	$283,952
2023	$289,628
2024	$299,563
2025	$316,593
2026	$316,593
Subsequent years	$870,631
$2,376,960

Contingencies

Litigation

During the years ended December 31, 2021 and December 31, 2019, the Company had no new contingencies to disclose.

During the year ended December 31, 2018, the Company entered into a purchase agreement with certain parties representing proprietary technology. As consideration for the purchase of the technology and attendant intellectual property rights, the Company issued an aggregate of 5,263,158 (25,000,000 before the Reverse Split) Class A common voting shares (the “Class A Shares”).

An additional 105,263 (500,000 before the Reverse Split) Class A Shares was issued for consulting services to assist with application of the proprietary technology to the Company’s business.

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

The plaintiffs are seeking general and special damages, alternatively rescission of the agreements or specific performance of those agreements and payment for expenses incurred by HydroHaus Horticulture for the benefit of the Company. The plaintiffs are also seeking an order that the Hydrohaus IP (allegedly comprising certain cladding materials and methods of insulating greenhouses, regulating humidity, moving growing plants, and managing the movement of air, and any derivative works), and an associated patent application, be transferred to the them. The Plaintiffs are also seeking an order prohibiting the Company from using the words, “Canivate”, “ the Canivate Way”, “HydroFilm”, “Hydrohouse” and “Hydrohaus”.

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

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 29, 2022, the date on which these financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2021, and events which occurred subsequent to December 31, 2021 but were not recognized in the financial statements. Except as disclosed below, there were no events that required recognition, adjustment to or disclosure in the financial statements.

On February 10, 2022, the Company signed a definitive agreement to acquire Delphy Groep BV (“Delphy”), a Netherlands-based AgTech consultancy firm, for $26 million through a combination of cash and stock. The closing of the transaction is expected to occur within 60 days of the signing date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Name	Age	Position	Served Since
Ingo W. Mueller*	56	Chairman, Director, Chief Executive Officer	December 2017
Donald Nicholson*	82	Chairman, Director, Audit Committee	July 2018
William J. Meekison	57	Director, Audit Committee, Compensation Committee	June 2019
David Welch	40	Director, Nominating and Governance Committee	June 2019
Richard Levychin	63	Director, Audit Committee Chair, Nominating and Governance Committee, Compensation Committee	July 2021
Amy Griffith	49	Director, Audit Committee, Compensation Committee Chair, Nominating and Governance Committee	July 2021
Richard S. Wong	57	Chief Financial Officer	October 2018
Troy T. McClellan	60	President, AgriFORCE Solutions	February 2018
Mauro Pennella	56	Chief Marketing Officer and President AgriFORCE Brands division.	July 2021
Dr. Laila Benkrima	59	Chief Scientist	May 2018

*Donald Nicholson resigned as Director and Chairman of the Board effective September 24, 2021. Ingo Mueller was appointed as Chairman of the Board effective September 24, 2021.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of shareholders and until their successors have been elected and qualified.

Ingo Wilhelm Mueller – Chairman, Director and Chief Executive Officer

Mr. Mueller has been involved in the finance and advisory business for the past 25 years having been involved in the financing of companies and projects. Mr. Mueller is the founder and currently the CEO of the Company since inception and has been responsible for the development of the Company’s intellectual property, business model and financing. He is full time with the Company. He is also currently the CEO of St. George Capital Corp. (since 1998), doing business as Capital Fusion Group, a private financial advisory firm. Mr. Mueller was Chairman and CEO of International Coal Company Ltd. from 2008-2010 before it was sold to London Mining plc, after which Mr. Mueller was named Chairman and CEO of London Mining Colombia Ltd. (2010 to 2012). Mr. Mueller was also the CEO and Chairman of WIGU City Edutainment Centers Plc (2014 to 2017). Mr. Mueller has a Bachelor Commerce (major in Finance and minor in Urban Land Economics) from the University of British Columbia. The Board has determined that Mr. Mueller is suited to serve on the Board due to his long standing involvement in the financial community. Mr. Mueller was appointed as the Chairman of the Board effective September 24, 2021.

Don Nicholson, Chairman, Director

Mr. Nicholson began his career as an engineer at Shell Canada Ltd. and went on to serve as President, Vice President and Chief Executive Officer of several multinational companies. Mr. Nicholson has been retired for the past five years. Prior to his retirement, he acted as President of Pan Pacific Aggregates plc from January 2005 to August 2008.

Mr. Nicholson was responsible for executing major projects in the LNG, power generation, mining, nuclear, natural gas production, and pipeline construction industries. Prior to his retirement, he was a member of the Registered Professional Engineers of the Province of British Columbia, a Member of Prospector and Developers Association of Canada, of the Canadian Institute of Mining and Metallurgy, and the Institute of Corporate Directors of Canada. Mr. Nicholson earned a B.A. Sc., in Electrical Engineering at the University of British Columbia and a DIC in Automatic Control Systems at the Imperial College in London, England. Mr. Nicholson resigned as Chairman and Board member effective September 24, 2021.

David Welch, Director, Nominating and Governance Committee

Mr. Welch is the founding partner at D|R Welch Law, a law firm in Los Angeles, California for which he has been employed full time for the past five years.. He has a broad base of experience in representing clients in the areas of litigation, corporate governance and financing, intellectual property and regulatory advisement and defense. Mr. Welch also focuses on complex commercial transactions and finance. Mr. Welch obtained his Juris Doctorate degree from Loyola Law School and received his Bachelor of Arts in Political Science from the California State University, Fullerton. He is a member of the Los Angeles County and American Bar Associations. He is suited to serve as a director due to his long standing experience in intellectual property.

William John Meekison, Director, Audit Committee, Compensation Committee

Mr. Meekison is a career Chief Financial Officer and former investment banker. He has spent the last fifteen years serving in a variety of executive management and CFO roles with both private and public companies, currently as the CFO and Director of Exro Technologies Inc. (since October 2017), a technology company that creates energy management system, and CFO and Director of ArcWest Exploration Inc. (since December 2010), a mining exploration company in British Columbia. He is currently on the board of directors of Pike Mountain Minerals Inc. (since July 2018) and Quest Pharmatech Inc. (since November 2017). Prior to his position at Exro Technologies Inc., Mr. Meekison spent fifteen years in corporate finance with a focus on raising equity capital for North American technology companies, including nine years at Haywood Securities Inc. Mr. Meekison received his Bachelor of Arts from the University of British Columbia and is a Chartered Professional Accountant, Professional Logistician and Certified Investment Manager. He is suited to serve as a director due to his long time experience as a CFO.

Richard Levychin, Director, Audit Committee Chair, Nominating and Governance Committee, Compensation Committee

Richard Levychin, CPA, CGMA, is a Partner in Galleros Robinson’s Commercial Audit and Assurance practice where he focuses on both privately and publicly held companies. Prior to taking this position in October 2018, Richard was the managing partner of KBL, LLP, a PCAOB certified independent registered accounting firm, since 1994. Mr. Levychin has over 25 years of accounting, auditing, business advisory services and tax experience working with both privately owned and public entities in various industries including media, entertainment, real estate, manufacturing, not-for-profit, technology, retail, technology, and professional services. His experience also includes expertise with SEC filings, initial public offerings, and compliance with regulatory bodies. As a business adviser, he advises companies, helping them to identify and define their business and financial objectives, and then provides them with the on-going personal attention necessary to help them achieve their established goals. Mr. Levychin is well suited to serve on our Board due to his decades of experience as the managing partner of a PCAOB certified independent registered accounting firm, which included decades of expertise with SEC filings and initial public offerings.

Amy Griffith, Director, Audit Committee, Compensation Committee Chair, Nominating and Governance Committee

Amy Griffith, is Wells Fargo’s State & Local Government Relations Senior Leader for the Keystone Region encompassing Pennsylvania, Delaware and West Virginia. She was recruited to Wells Fargo’s Government Relations and Public Policy team in 2019. In this role, Griffith leads Wells Fargo’s legislative and political agenda in her region and manages relationships with a state and local policymakers and community stakeholders. From 2008-2019, Griffith led government relations for sixteen states in the Eastern United States for TIAA for over a decade. Prior to that, she worked in the aerospace, high tech, education, private and public sectors, and has managed multiple high-profile political campaigns at the local, state and national level. Griffith is active in her community and has co-chaired The Baldwin School Golf Outing to raise funds for girls’ athletics programs. She is a graduate of Gwynedd-Mercy College and holds a Bachelor of Arts in History. Ms. Griffith is well qualified to serve as a director due to her significant experience in government relations and politics and years of experience working with companies in both the private and public sectors.

Richard Wong, Chief Financial Officer

Mr. Wong, who works full time for the Company, has over 25 years of experience in both start-up and public companies in the consumer goods, agricultural goods, manufacturing, and forest industries. Prior to joining the Company in 2018, he was a partner in First Choice Capital Advisors from 2008-2016 and a partner in Lighthouse Advisors Ltd. from 2016-2018. Mr. Wong has also served as the CFO of Emerald Harvest Co., Dan-D Foods, Ltd., and was the Director of Finance and CFO of SUGOI Performance Apparel and had served positions at Canfor, Canadian Pacific & other Fortune 1000 companies. Mr. Wong is a Chartered Professional Accountant, and a member since 1999. Mr. Wong has a Diploma in Technology and Financial Management from the British Columbia Institute of Technology.

Troy McClellan, President AgriFORCE Solutions

Mr. McClellan, who works full time for the Company, has focused on innovative design and construction technologies throughout his career. Most recently, he was V.P. of Design and Development at WIGU City from 2015-2018, at which time he joined the Company. Mr. McClellan was the VP Design and Development of MGM Macau. Previously, he was a Project Manager at Wynn Design & Development and a Design Manager at Universal Studios (Japan). Mr. McClellan is a registered professional architect and received his Master’s Degree in Architecture from Montana State University.

Mauro Pennella, Chief Marketing Officer and President, AgriFORCE Brands

Mr. Pennella, who works full time for the Company, is a consumer products veteran with more than 30 years of experience in the consumer-packaged goods industry. From May 2018 until January 2021, he was Chief Growth & Sustainability Officer at McCain Foods, a Canadian multinational frozen food company. In that role, he was responsible for global marketing, sales, research and development (R&D) and sustainability. From October 2014 to April 2018, Mr. Pennella served as the President, International of Combe Incorporated, a personal care products company where he oversaw the international division, R&D and the internal advertising agency. He was also a member of the Executive Committee at Combe Incorporated, where he was responsible for the P&L - overseeing eight subsidiaries with more than 100 employees around the world. Prior to that, Mr. Pennella led the Retail and International businesses at Conagra’s Lamb Weston division and developed his career at Diageo and Procter & Gamble. Mr. Pennella received a Master of Business from Audencia, a premier European business school, as well as an M.A.B.A. in Marketing and Finance from The Ohio State University Fisher College of Business.

Dr. Laila Benkrima, Chief Scientist

Dr. Benkrima, who consults part-time for the Company, holds a PhD from the University of Paris in horticulture with a specialization in tissue culture and the hybridization and selection of plant varietals. Her employment history includes Inflazyme Pharmaceuticals, the University of British Columbia, and Celex Laboratory.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Board of Directors.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve until the Company requires them to be replaced.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. We are not yet listed on NASDAQ, and although we use its definition of “independence,” its rules are inapplicable to us until such time as we become listed on NASDAQ. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of our Company;

●	the director or a family member of the director accepted any compensation from our Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of our Company;

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which our Company made, or from which our Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of our Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of our Company’s outside auditor, or at any time during the past three years was a partner or employee of our Company’s outside auditor, and who worked on our Company’s audit.

Under the following three NASDAQ director independence rules a director is not considered independent: (a) NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation, (b) NASDAQ Rule 5605(a)(2)(B), a director is not consider independent if he or she accepted any compensation from our Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, and (c) NASDAQ Rule 5605(a)(2)(D), a director is not considered to be independent if he or she is a partner in, or a controlling shareholder or an executive officer of, any organization to which our Company made, or from which our Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000. Under such definitions, we have four independent directors.

Family Relationships

There are no family relationships among any of the directors and executive officers, with the exception of Donald Nicholson and Ingo Mueller, as Mr. Nicholson is the stepfather of the Mr. Mueller, although they do not live in the same household. Mr. Nicholson resigned as Chairman and Director of the Board effective September 24, 2021.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee is comprised of at least three individuals, each of whom are independent director and at least one of whom will be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is currently comprised of Richard Levychin, John Meekison and Amy Griffith, who are independent, and Mr. Levychin is our financial expert.

Our Audit Committee will oversee our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee will have a charter (which will be reviewed annually) and perform several functions. The Audit Committee will:

●	evaluate the independence and performance of, and assess the qualifications of, our independent auditor and engage such independent auditor;

●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;

●	monitor the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	review the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and

●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the Board of Directors.

Compensation Committee

Our Compensation Committee comprises of at least three individuals, each of whom will be an independent director, Our Compensation committee is currently comprised of Amy Griffith (Chair), Richard Levychin and John Meekison and who are independent.

The Compensation Committee will review or recommend the compensation arrangements for our management and employees and also assist our Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee will have a charter (which will be reviewed annually) and perform several functions.

The Compensation Committee will have the authority to directly engage, at our expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of employee, executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of at least three individuals, each of whom will be an independent director. Currently Amy Griffith, Richard Levychin and David Welch are members of the committee.

The NC&G Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our Company. The NC&G Committee also has a charter, which is to be reviewed annually.

Item 11. Executive Compensation

Name & Principal Position	Year	Salary	Bonus	Share-Based Awards	Option-Based Awards	All Other Compensation	Total Compensation
Ingo W. Mueller,	2021	299,299	282,808	155,668	279,632	14,958	1,032,365
Chief Executive Officer	2020	111,048	-		221,877	84,784	417,709
Richard S. Wong,	2021	237,582	132,070	37,397	186,422	-	593,471
Chief Financial Officer	2020	173,919					173,919
Troy T. McClellan,	2021	206,280	80,774	35,456	167,778	-	490,288
Vice President Design & Construction	2020	149,363			99,261		248,624
Mauro Pennella	2021	128,841	-	55,179	85,693	-	269,713
Chief Marketing Officer, President AgriFORCE Brands	2020	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 29, 2022 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

	Common shares		Options Granted vested within 60 days of March 29, 2022	Warrants	Series A Preferred Shares	Total	Percentage beneficially owned
Directors and Officers:
Ingo Mueller	964,625	[a]	123,086	-	-	1,087,711	7.1%
Richard Wong	81,217		46,976	-	-	128,193	0.8%
Troy McClellan	412,921		33,029	-	-	445,950	2.9%
Mauro Pennella	11,853		13,860	-	-	25,713	0.2%
Don Nicholson*	581,520	[b]	28,715	-	-	610,235	4.0%
John Meekison	43,208		16,310	-	-	59,518	0.4%
David Welch	52,450		12,928	-	-	65,378	0.4%
Amy Griffith	-		4,108	-	-	4,108	0.0%
Richard Levychin	-		4,108	-	-	4,108	0.0%
Total all officers and directors (9 persons)*	2,147,794		283,120			2,430,914	15.7%

5% or Greater Beneficial Owners
Ingo Mueller	964,625	[a]	123,086	-	-	1,087,711	7.1%
Arni Johannson	823,615	[c]	-			823,615	5.4%
Canadian Nexus Team Ventures Corp	583,278		-	317,243	-	900,521	5.8%

*Mr. Nicholson resigned from the Board effective September 24, 2021.

(a)	Includes (1) 92,030 common shares held by St. George Capital Corp. of which Mr. Mueller is the President, (2) 421,053 common shares held by 1071269 BC Ltd. of which Mr. Mueller is the sole owner, and (3) 31,579 common shares held by 1178196 BC Ltd. of which Mr. Mueller is an affiliate.
(b)	Includes 437,290 common shares held by 0902550 BC Ltd. of which Mr. Nicholson is the sole owner.
(c)	Includes 48,710 common shares held by Canadian Nexus Ventures Ltd. of which Mr. Johannson is the President.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” For purposes of our policy only, and not for purposes of required disclosure, which will be all related party transactions, even if less than $120,000, a “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related party is any executive officer, director or a holder of more than five percent of our common shares, including any of their immediate family members and any entity owned or controlled by such persons.

At present, we have appointed three independent directors to the Nominating and Corporate Governance Committee. As a result, our Chief Financial Officer, Richard Wong, must present information regarding a proposed related-party transaction to the Nominating and Corporate Governance Committee. Under the policy, where a transaction has been identified as a related-party transaction, Mr. Wong must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee takes into account the relevant available facts and circumstances including, but not limited to:

●	whether the transaction was undertaken in the ordinary course of our business;

●	whether the related party transaction was initiated by us or the related party;

●	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

●	the purpose of, and the potential benefits to us from the related party transaction;

●	the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;

●	the related party’s interest in the related party transaction, and

●	any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

The Nominating and Corporate Governance Committee shall then make a recommendation to the Board, which will determine whether or not to approve of the related party transaction, and if so, upon what terms and conditions. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Except as set forth below, we have not had any related party transactions, regardless of dollar amount:

As of December 31, 2021, $47,461 (December 31, 2020 - $3,223) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2021 and 2020, the Company incurred $66,246 and $38,395, respectively, to our U.S. general counsel firm, D R Welch against legal services, a corporation controlled by a director of the Company. An aggregate of 13,158 shares (62,500 shares before the Reverse Split) were issued to David Welch as part of the payment.

During the year ended December 31, 2021 and December 31, 2020, the Company paid $Nil and $8,862, respectively, for consulting services to 0902550 BC Ltd. where Don Nicholson is the principal consultant.

On May 1, 2019, the Company entered into a 12 months consulting agreement with Arni Johannson to provide Investor Relations services for a monthly fee of CAD 10,000. As of December 31, 2020, the Company owed $nil pursuant to the said agreement.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to us by Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

	December 31, 2021	December 31, 2020
Audit Fees	$126,000	$97,850
Audit – Related Fees	83,954	41,200
Tax Fees	-	-
All other Fees	-	-
	$209,954	$139,050

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of services by our independent auditors that, including accounting consultations on transaction related matters including work related to our S-1 fillings, are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

During the years ended December 31, 2021 and 2020, Marcum LLP did not incur fees for any other professional services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 688) included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation and Bylaws of Issuer*
4.1	Form of Series A Warrant and Representatives Warrant****
4.2	Amended and Restated Stock Option Plan – Form of Stock Option Certificate attached as Schedule A*
4.3	Form of Broker Compensation Warrant Certificate for $1.00 warrants issued to brokers in connection in May 2019 in connection with $1.00 preferred unit financing*
10.1	Vacant Land Purchase Agreement, dated July 13, 2020, between Company and Coachella Properties, Inc.*
10.2	Capital Funding Group-Commercial Loan Terms_Sheet_-_Re Coachella_3837v2*
10.3	Commercial Loan Agreement with Alterna Bank-2020-04-30*
10.4	Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed*
10.5	Employment Agreement - Ingo Mueller**
10.6	Employment Agreement - Richard Wong**
10.7	Employment Agreement - Troy McClellan**
10.8	Employment Agreement – Mauro Pennella **
10.9	Second Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed***
10.10	Warrant Agent Agreement***
10.11	Capital Funding Term Sheet dated February 5, 2021 ****
10.12	Extension of Land Purchase Agreement ****
10.13	Pharmhaus Termination Agreements ******
10.14	Bridge Loan Agreement dated March 24, 2021******
10.15	Bridge Note, dated March 24, 2021******
10.16	Bridge Warrant, dated March 24, 2021******
10.17	Asset Purchase Agreement – Manna Nutritional Group**
10.18	Definitive Agreement with Humboldt Bliss, Ltd**
10.19	Share Purchase Agreement with Delphy Groep B.V. **
10.20	Binding LOI to Acquire Deroose Plants NV **
10.21	License Agreement with Radical Clean Solutions Ltd. **
14.1	Code of Ethics**
21.1	List of Subsidiaries**
23.1	Consent of Marcum, LLP**
31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with our Registration Statement on Form S-1 filed with the Commission on December 16, 2020.

** Filed herewith

*** Filed with Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on January 20, 2021.

**** Filed with Amendment No. 2 to our Registration Statement on Form S-1 filed with the Commission on March 3, 2021.

***** Filed with Amendment No. 3 to our Registration Statement on Form S-1 filed with the Commission on March 22, 2021.

****** Filed with Amendment No. 4 to our Registration Statement on Form S-1 filed with the Commission on June 3, 2021.

******* Filed with Amendment No. 5 to our Registration Statement on Form S-1 filed with the Commission on June 14, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFORCE GROWING SYSTEMS, LTD.

Date: March 29, 2022	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ingo Mueller	Chief Executive Officer,	March 29, 2022
Ingo Mueller	Chairman of the Board of Directors

/s/ Richard Wong	Chief Financial Officer	March 29, 2022
Richard Wong

/s/ John Meekison	Director	March 29, 2022
John Meekison

/s/ Richard Levychin	Director	March 29, 2022
Richard Levychin

/s/ Amy Griffith	Director	March 29, 2022
Amy Griffith

/s/ David Welch	Director	March 29, 2022
David Welch

