Form 10-Q
period 2022-03-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2022-05-16
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

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

As of May 16, 2022, the registrant has 15,349,184 shares of common stock, no par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the agriculture technology industry, all of which were subject to various risks and uncertainties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS

Current
Cash and cash equivalents	$4,378,121	$7,775,290
Other receivable	22,608	32,326
Prepaid expenses and other current assets (Note 3)	483,609	309,040
Total current assets	4,884,338	8,116,656

Non-current
Property and equipment, net	37,962	40,971
Intangible asset (Note 4)	1,498,752	1,477,237
Operating lease right-of-use asset	1,783,980	-
Lease deposit, non-current	-	50,608
Construction in progress	2,160,207	2,079,914
Total assets	$10,365,239	$11,765,386

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	$848,346	$1,532,312
Contingent consideration payable	764,705	753,727
Lease liabilities – current	147,597	-
Total current liabilities	1,760,648	2,286,039

Non-current
Deferred rent	-	12,954
Lease liabilities – non-current	1,603,888	-
Warrants liability (Note 6 and Note 8)	1,902,598	1,418,964
Long term loan (Note 7)	48,015	47,326
Total liabilities	5,315,149	3,765,283
Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred Shares, no par value per share – unlimited shares authorized; nil shares issued and outstanding	-	-
Common shares, no par value per share – unlimited shares authorized; 15,247,012 and 15,176,698 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25,822,735	25,637,543
Additional paid-in-capital	2,361,325	2,203,343
Obligation to issue shares	93,295	93,295
Accumulated deficit	(23,182,278)	(19,900,992)
Accumulated other comprehensive income	(44,987)	(33,086)
Total shareholders’ equity	5,050,090	8,000,103

Total liabilities and shareholders’ equity	$10,365,239	$11,765,386

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended March 31,
	2022	2021

OPERATING EXPENSES
Consulting	$363,095	$309,945
Depreciation	3,527	2,595
Office and administrative	313,738	60,987
Investor and public relations	345,489	76,837
Professional fees	101,069	144,908
Rent	80,937	2,194
Research and development	396,527	29,983
Share based compensation	157,982	90,242
Shareholder and regulatory	108,979	2,308
Travel and entertainment	69,127	1,075
Sales and marketing	30,625	-
Wages and salaries	788,641	169,665
Operating loss	(2,759,736)	(890,739)

OTHER EXPENSES
Foreign exchange loss (gain)	64,508	(6,133)
Change in fair value of warrants	457,042	-

Loss before provision for income taxes	(3,281,286)	(884,606)

Provision for income taxes	-	-

Net loss	$(3,281,286)	(884,606)

Other comprehensive income (loss)

Foreign currency translation	$(11,901)	13,034

Comprehensive loss attributable to common shareholders	$(3,293,187)	(871,572)

Basic and diluted net loss attributed to common share	$(0.22)	(0.10)

Weighted average number of common shares outstanding – basic and diluted	15,219,038	8,442,284

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and nine months ended March 31, 2022 and 2021

	For the three months ended March 31
	Common Shares		Series A Preferred Shares		Additional Paid-in-	Obligation to Issue	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	# of Shares	Amount	# of Shares	Amount	capital	Shares	Deficit	Income	Equity
Balance, January 1, 2022	15,176,698	$25,637,543	-	$-	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for consulting services	40,997	88,071	-	-	-	-	-	-	88,071
Shares issued for compensation	29,317	97,121	-	-		-	-	-	97,121
Share based compensation	-	-	-	-	157,982	-	-	-	157,982
Net loss	-	-	-	-	-	-	(3,281,286)	-	(3,281,286)
Foreign currency translation								(11,901)	(11,901)
Balance, March 31, 2022	15,247,012	$25,822,735	-	-	$2,361,325	$93,295	$(23,182,278)	$(44,987)	$5,050,090

Balance, January 1, 2021	8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for consulting services	30,000	179,700	-	-	-	8,627	-	-	188,327
Share based compensation	-	-	-	-	90,242	-	-	-	90,242
Net loss	-	-	-	-	-	-	(884,606)	-	(884,606)
Foreign currency translation	-	-	-	-	-	-	-	13,034	13,034
Balance, March 31, 2021	8,471,617	$5,875,750	2,258,826	$6,717,873	$1,387,808	$103,512	$(13,406,550)	$132,088	$810,481

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,281,286)	$(884,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,527	2,595
Share based compensation	157,982	90,242
Shares issued for consulting services	88,071	188,327
Shares issued for compensation	97,121	-
Change in fair value of warrants	457,042	-
Amortization of right-of-use asset	56,028	-
Changes in operating assets and liabilities:
Decrease in other receivable	9,718	2,530
Increase in prepaid expenses and other current assets	(174,569)	(11,955)
(Decrease) increase in accounts payable and accrued liabilities	(233,966)	240,889
Operating lease liabilities	(50,322)	-
Net cash used in operating activities	(2,870,654)	(371,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(2,157)
Payment against acquisition of intangibles	(500,000)	-
Net cash used in investing activities	(500,000)	(2,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured debentures	-	600,000
Financing costs of senior secured debentures	-	(69,000)
Payment of IPO costs	-	(61,936)

Net cash provided by financing activities	-	469,064

Effect of exchange rate changes on cash and cash equivalent	(26,515)	(12,547)
Change in cash	(3,397,169)	82,382
Cash, beginning of period	7,775,290	653,410
Cash, end of period	$4,378,121	$735,792

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of warrants liability	$-	$266,773
Shares issued for consulting services
Unpaid amount related to construction in progress included in accounts payable	$50,000	$744,191
Operating lease liability	$1,776,599	-
Operating lease right-of-use asset	$1,837,782	-
Unpaid IPO costs	$-	$345,368

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021 (unaudited)

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements (the “interim financial statements”) and related financial information of AgriFORCE Growing Systems Ltd. (the “Company”) should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim unaudited condensed financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the three months ended March 31, 2022, the Company had a net loss of $3.3 million, $2.9 million of net cash used in operating activities, and the Company had working capital of $3.1 million.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the stage of development of its first facility and other Intellectual Property. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of these interim financial statements, the Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to our currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these interim financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. We are currently assessing the impact this guidance will have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASU’s (collectively, “Topic 842”), which requires a dual approach for lease accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases may result in the lessee recognizing a right of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize lease expense on a straight-line basis. This ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and allows a modified retrospective approach. Early adoption is permitted. Refer to Note 10 Leases.

Upon adoption of Topic 842 effective January 1, 2022, we recognized operating lease liabilities of $1.8 million and corresponding right-of-use (“ROU”) assets of $1.8 million. The difference between operating lease liabilities and right-of-use assets recognized is due to prepaid rent and deferred rent recorded under prior lease accounting standards. Topic 842 requires such balances to be reclassified against right-of-use assets at transition. In future periods such balances will not be presented separately.

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

For all other modifications or exchanges, the effect should be measured as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged for all other modifications or exchanges. The amendments require entities to recognize the effect on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments also require entities to recognize the effect in accordance with the guidance in Topic 718, Compensation - Stock Compensation. ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. ASU 2021-04 was adopted on January 1, 2022 and did not have a material impact to these interim financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company’s other receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

As part of the issuance of debentures on March 24, 2021, the Company issued warrants having a strike price denominated in U.S. Dollars. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

As of March 31, 2022, all the Company’s warrant liability amounting to $1,902,598 is reported at fair value is categorized as Level 1 inputs (see Note 6 and Note 8).

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2022	December 31, 2021
Deposits	32,000	$32,000
Legal retainer	87,199	33,692
Prepaid expenses	335,086	214,445
Others	29,324	28,903
	483,609	$309,040

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

4. INTANGIBLE ASSET

Intangible asset represents $1,498,752 of Intellectual Property (“IP”) acquired under an Asset purchase agreement from Manna Nutritional Group, LLC (“MNG”) on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The terms of the agreement, including the amendments agreed by the parties on May 10, 2022 are as below:

The aggregate purchase price for the Purchased Assets (the “Purchase Price”) is up to $14,475,000, and shall consist of the following, subject to the terms and conditions of this Agreement, as follows:

(i)

Prefunded Warrants (“Closing Prefunded Warrants”), which will be immediately exercisable into common shares of the Company upon each of the vesting events set forth below, equal to the number of shares of Purchaser’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, equal to the quotient of (a)(i) $3,500,000 divided by (ii) a per share price equal to the average of the volume weighted average price (“VWAP”) of the Purchaser’s common shares for the ten trading days immediately preceding March 10, 2022 (or $1.79 per share) (“Closing Tranche 1”), and (b)(i) $1,500,000 divided by (ii) a per share price equal to the average of the VWAP of the Purchaser’s common shares for the ten trading days immediately preceding the date on which patent resubmission work for the patents set forth in the Agreement is completed (“Closing Tranche 2”). Closing Tranche 1 of the Prefunded Warrants will be issued immediately upon shareholder approval of the transactions contemplated by the Agreement and Amendment, in compliance with all SEC and Nasdaq rules and regulations (“Shareholder Approval”). Closing Tranche 2 of the Prefunded Warrants will be issued immediately following the date on which patent resubmission work for the patents set forth in the Agreement is completed. In each case, the Closing Prefunded Warrants will be paid in full upon issuance. The Closing Prefunded Warrants and any shares issued upon exercise of the Closing Prefunded Warrants are restricted as to resale and issued under a private placement exempt from registration under Section 4(a)(2) of the Securities Act, and will vest on a quarterly basis over eight quarters commencing on the three month anniversary of the Closing Date in equal amounts over eight consecutive calendar quarters;

(ii)	$1,475,000 in cash, minus any amounts paid to MNG under (iii), payable to MNG at Closing;

(iii)	$725,000 in cash payable follows: (a) $225,000 payable on the Effective Date; and (b) $500,000 payable within 120 days after the Effective Date, to reimburse MNG for, without limitation, satisfaction of all the secured debt as listed in Section 2.04 of the Disclosure Schedules to the Agreement (the “Secured Debt”); and

(iv)

Prefunded Warrants (“Post-Closing Prefunded Warrants,” and collectively with the Closing Prefunded Warrants, the “Prefunded Warrants”), which will be immediately exercisable into common shares of the Company upon the vesting events set forth below, equal to the number of shares of Purchaser’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, to be issued in two tranches, that equals (i) $8,000,000 divided by (ii) a per share price equal to the VWAP of the Purchaser’s common shares for the ten trading days immediately before the issuance date of those Post-Closing Prefunded Warrants. $5,000,000 of the Post Closing Prefunded Warrants will be issued to Seller on June 30, 2022. $3,000,000 of the Post-Closing Prefunded Warrants will be issued to Seller on December 31, 2022. In each case, the Post-Closing Prefunded Warrants will be paid in full upon issuance. If a Patent is issued within 24 months of the Closing Date, and such Patent is transferred to the Purchaser free and clear of all Encumbrances, then the Post-Closing Prefunded Warrants will vest and become exercisable in four equal amounts commencing on the date of issuance of the Patent and then for the three subsequent three-month anniversaries thereof. If a Patent does not issue from the CERES-MNG Patent Application within 24 months from the Closing Date, the Post-Closing Prefunded Warrants will be returned to the Purchaser, and the Purchase Price shall be adjusted downward dollar for dollar. All Post-Closing Prefunded Warrants are subject to Shareholder Approval before vesting can occur.

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

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development (“R&D”) activities. Once completed and commercialized, the asset will be amortized over its useful life. The recognition of the IP asset is based on the payments made to date of $225,000 and contingent consideration that is probable and reasonably estimable as of the reporting date. Subsequent changes in contingent consideration are recorded against cost. As of December 31, 2021, the company has recorded $500,000 under accrued expenses, related to reimbursement for satisfaction of secured debt of seller. Further, the company has recorded $764,705 as contingent consideration, which is considered probable and due on closing. The remaining amounts payable as described above were not deemed to be probable at December 31, 2021, and accordingly have not been accrued for.

On February 9, 2022, the Company paid $500,000 to satisfy the secured debt of seller.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2022	December 31, 2021
Accounts payable	$275,439	$414,117
Accrued expenses	396,944	981,027
Others	175,963	137,168
Accounts Payable and Accrued Liabilities	$848,346	$1,532,312

Accrued expenses include Directors’ fees payable of $50,173 (December 31, 2021 - $39,309) and withholding tax payable of $166,214 (December 31, 2021 - $89,236).

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

As part of the bridge loan, the debenture holder was issued warrants (the “Bridge Warrants”) to purchase 93,938 common shares with a strike price of $3.99 per share. The term of the warrants was three years. In accordance with U.S. GAAP, the fair value of the warrants was recorded as a liability in the balance sheet using Black-Scholes option-pricing model. The Company remeasures the fair value of the warrants liability at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants liability is reported in the statements of comprehensive income / (loss) as income or expense. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield. The market price for our common stock may be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants.

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

In April 2021, the Company applied for additional loan with Alterna Bank under the Program and received $16,598 (CAD$20,000). The expansion loan is subject to the original terms and conditions of the Program.

8. WARRANT LIABILITY

As of March 31, 2022, the warrant liability represents aggregate fair value of publicly traded 3,088,198 Series A Warrants and 135,999 representative’s warrants.

The representative’s warrant are exercisable one year from the effective date of the registration statement for the IPO and will expire three years after the effective date. The exercise price of the representative’s warrant is $6 per share. The warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(1)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of this prospectus. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or recapitalization, reorganization, merger or consolidation.

The fair value change on the warrant liability amounting to $457,042 is recorded in the statement of comprehensive loss for the three months ended March 31, 2022.

9. SHARE CAPITAL

On January 1, 2022, the Company issued 3,217 common shares as part of compensation to the Company’s officers.

On January 1, 2022, the Company issued to a consultant a total of 10,000 common shares.

On January 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On January 31, 2022, the Company issued 5,160 common shares as part of compensation to an employee.

On February 28, 2022, the Company issued to a consultant a total of 3,380 common shares.

On March 31, 2022, the Company issued to a consultant a total of 2,617 common shares.

On March 31, 2022, the Company issued 20,940 common shares as part of compensation to Company’s officers.

10. LEASES

The Company determines if any arrangements contain a lease at its inception. The Company assesses whether or not the Company has control over the identified asset for a period of time during the contract period. Operating leases are included in non-current assets, current liabilities, and non-current liabilities in our consolidated balance sheet if the lease term is greater than 12 months. Finance leases are included in property and equipment, current liabilities, and non-current liabilities.

ROU assets represent the right to use underlying asset during the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date of the lease based on the present value of the lease payments over the lease term. The operating lease ROU assets also include any prepaid lease payments, initial direct costs, deferred rent and lease incentives. The Company uses the incremental borrowing rate on based information available at the commencement date of the lease payments. The Company includes payments for any renewal or cancellable options that are reasonably certain that the Company will exercise.

Operating lease costs for lease payments are recognized on a straight-line basis over the lease term. The Company has one operating lease for its office lease in Canada and no finance leases.

The Company has elected to not record ROU assets and lease obligations for short-term leases with a term less than 12 months and recognizes the short-term leases as a lease expense to the profit or loss.

The components of lease expenses were as follows:

Three months ended March 31, 2022
Operating lease cost	$76,354
Short-term lease cost	4,583
Total lease expenses	$80,937

We have an operating lease for an office with a remaining lease term of 8 years. The discount rate was 7.0%.

11. COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company entered into an operating lease for office space. The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

Remaining 2022	$232,105
2023	293,847
2024	303,926
2025	321,204
2026	321,204
Subsequent years	883,311
$2,355,597

Contingencies

Litigation

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company had no new contingencies to disclose.

During the year ended December 31, 2018, the Company entered into a purchase agreement with certain parties representing proprietary technology. As consideration for the purchase of the technology and attendant intellectual property rights, the Company issued an aggregate of 5,263,158 Class A common voting shares (the “Class A Shares”).

An additional 105,263 Class A Shares were issued for consulting services to assist with application of the proprietary technology to the Company’s business.

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

During the three months ended March 31, 2022 and the year ended December 31, 2021, there has been no further activity in the lawsuit. Based on Company’s litigation counsel’s opinion, management does not believe the potential monetary damages to be material based on the damages sought by the plaintiff.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 16, 2022, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of March 31, 2022, and events which occurred subsequent to March 31, 2022 but were not recognized in the interim financial statements. Except as disclosed below and the amendment in Asset purchase agreement disclosed in note 4, there were no events that required recognition, adjustment to or disclosure in the financial statements.

On April 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On April 4, 2022, the Company issued to consultants a total of 77,172 common shares.

On April 11, 2022, the Company’s officers received a total of 35,952 common shares as bonus compensation for services rendered.

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

Our Business Plan

The Company plans to develop its business by focusing on both an organic growth plan and through M&A. The Company’s organic growth plan is focused on four distinct phases:

AgriFORCE Solutions

PHASE 1: COMPLETED: 2017-2021

●	Conceptualization, engineering, and design of facility and systems.
●	Completed selection process of key environmental systems with preferred vendors.
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first three facilities completed.
●	The arrangement of three offtake agreements signed with Exclusive Independent Operator (EIO) for those three facilities when complete. (Subsequently these agreements were terminated in Q2 2021)
●	Selection and Land Purchase agreement in Coachella, CA for 41.37-acre parcel subject to financing.
●	ForceFilm material ordered.

PHASE 2: 2022-2023:

●	Complete the financing for, and purchase of, the 41.37-acre parcel in Coachella, CA
●	Complete new contracts’ structures for those first three facilities with new independent operators.
●	Site preparation and utilities infrastructure build out for the campus (up to eight facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of CEA solution grow house
●	Focus on the delivery and installation of the first facility.
●	Initiate the design of a R&D facility for food solutions and plant-based pharma.

PHASE 3: 2023-2025:

●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Complete the design and construction of a R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Construct advanced CEA solution for food and high value crops and operate successfully.
●	Finalize the design and engineering of advanced large-scale CEA solution for food and high value crops with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop food solution branding strategies.

PHASE 4: 2026:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of three facilities.
●	Commence and complete first advanced nutraceutical and plant-based pharma CEA commercial facility by end of year 4.

The Company’s initial AgriFORCE grow houses are planned to be constructed in California.

AgriFORCE Brands

PHASE 1: COMPLETED: 2017-2020

●	Product and Process Testing and Validation (Completed)
●	Filing of US and International Patent (Completed)
●	Conceptual Engineering and Preliminary Budgeting on Commercial Pilot Plant (Completed)

PHASE 2: 2021-2022

●	Design, Build, Start-up and Operation of the Pilot Plant
●	Develop Range of Finished Products in Grain Flours, Protein Flours, Cereals and Juices
●	Collaborate with Nutritional Flour Medical Research Institute (an IRS section 501(c)(3) Medical Research Organization) funded by private & public research grants

PHASE 3: 2022-2023

●	Launch First Range of Products in US/Canada
●	Drive Business with Finished Products in direct to consumer (“D2C”), Retail, Food Service
●	Drive Business as Ingredients for Bakery, Snack and Plant Based Protein Products Manufacturers
●	Develop Manufacturing Base through Partnerships and Licensing
●	Conceptual Engineering and Preliminary Budgeting on Large-Scale Processing Plant

PHASE 4: 2024-2025

●	Expand Product Range in US/Canada
●	Expand Business to other Geographies (select Markets in Europe, Asia, Latin America)
●	Design, Build Start-up and Operation of Large-Scale Processing Plan

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended March 31, 2022 and 2021 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended March 31, 2022 as compared to March 31, 2021 by $1,868,997 or 210%, primarily due to an increase in wages and salaries by $618,976, increase in research and development by $366,544, increase in investor relations expenses of $268,652 and increase in office and administrative expenses by $252,751, as the Company entered into growth phase post IPO and increased its staff and operations.

Other (Income) / Expenses

Other expenses for the three months ended March 31, 2022 mainly relate to the change in fair value of warrant liability amounting to $457,042 and foreign exchange losses of $64,508.

Net Loss

The Company recorded a net loss of $3,281,286 for the three months ended March 31, 2022 as compared to a net loss of $884,606 for the three months ended March 31, 2021. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $3,281,286 for the three months ended March 31, 2022, and a net loss of $884,606 for the three months ended March 31, 2021. We have recorded an accumulated deficit of $23,182,278 as of March 31, 2022 and $19,900,992 as of December 31, 2021. Net cash used in operating activities for the three months ended March 31, 2022 and March 31, 2021 was $2,870,654 and $371,978, respectively.

We had $4,378,121 in cash as at March 31, 2022 as compared to $7,775,290 as at December 31, 2021.

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

Cash Flows

The net cash used by operating activities for the three months ended March 31, 2022 is attributable to a net loss of $3,281,286 due to operating costs associated with wages, investor relations, consulting expenses, research and development, and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to change in fair value of warrants of $457,042, shared based compensation of $157,982, shares issued for consulting services of $88,071, and shares issued for compensation of $97,121. For the three months ending March 31, 2021 net cash used by operating activities was attributable to net loss of $884,606 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by non-cash expenses shares issued for consulting services amounting to $188,327 and shared based compensation of $90,242.

The net cash used in investing activities for three months ended March 31, 2022 related to the payment against acquisition of intangible asset.

There was no cash provided by financing activities for the three months ended March 31, 2022. Whereas, cash flow from financing activities for the three months ended March 31, 2021 represents proceeds from issuance of senior secured debentures of $600,000 and related financing costs of $69,000.

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

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the three months ended March 31, 2022 and 2021, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

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

On September 1, 2021, the Company issued to Directors 19,992 common shares as settlement of accrued directors’ fee.

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

On January 1, 2022, the Company issued 3,217 common shares as part of compensation to Company’s officers.

On January 1, 2022, the Company issued to a consultant a total of 10,000 common shares.

On January 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On January 31, 2022, the Company issued 5,160 common shares as part of compensation to Company’s employee.

On February 28, 2022, the Company issued to a consultant a total of 3,380 common shares.

On March 31, 2022, the Company issued to a consultant a total of 2,617 common shares.

On March 31, 2022, the Company issued 20,940 common shares as part of compensation to Company’s officers.

On April 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On April 4, 2022, the Company issued to consultants a total of 77,172 common shares.

On April 11, 2022, the Company’s officers received a total of 35,952 common shares as bonus compensation for services rendered.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: May 16, 2022	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

