Form 10-Q
period 2022-06-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2022-08-15
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2022, the registrant has 15,555,118 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS

Current
Cash and cash equivalents	$1,996,910	$7,775,290
Other receivable (Note 6)	11,957,342	32,326
Prepaid expenses and other current assets (Note 3)	111,802	309,040
Total current assets	14,066,054	8,116,656

Non-current
Property and equipment, net	122,666	40,971
Intangible asset (Note 4)	9,187,862	1,477,237
Operating lease right-of-use asset (Note 10)	1,711,179	-
Lease deposit, non-current	-	50,608
Construction in progress	2,096,341	2,079,914
Total assets	27,184,102	11,765,386

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	2,305,851	1,532,312
Contingent consideration payable	741,561	753,727
Debentures (Note 6)	3,697,613	-
Lease liability – current (Note 10)	258,997	-
Total current liabilities	7,004,022	2,286,039

Non-current
Deferred rent	-	12,954
Lease liability – non-current (Note 10)	1,399,476	-
Derivative liabilities (Note 6 and 8)	8,590,779	1,418,964
Long term loan (Note 7)	46,562	47,326
Total liabilities	17,040,839	3,765,283
Commitments and contingencies (Note 11)

Shareholders’ equity
Common shares, no par value per share – unlimited shares authorized; 15,514,629 and 15,176,698 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26,710,990	25,637,543
Additional paid-in-capital	10,123,315	2,203,343
Obligation to issue shares	-	93,295
Accumulated deficit	(26,624,863)	(19,900,992)
Accumulated other comprehensive income	(66,179)	(33,086)
Total shareholders’ equity	10,143,263	8,000,103

Total liabilities and shareholders’ equity	$27,184,102	$11,765,386

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
Wages and salaries	$1,359,503	$169,300	$2,148,144	$338,965
Consulting	1,145,323	181,651	1,508,418	491,596
Professional fees	780,331	108,343	881,400	253,251
Office and administrative	317,152	51,288	630,890	112,275
Investor and public relations	261,435	88,249	606,924	165,086
Research and development	30,329	31,277	426,856	61,260
Share based compensation	56,390	65,559	214,372	155,801
Lease expense	78,498	5,092	159,435	7,286
Travel and entertainment	89,694	10,231	158,821	11,306
Shareholder and regulatory	37,684	1,037	146,663	3,345
Sales and marketing	59,757	-	90,382	-
Depreciation	5,465	2,728	8,992	5,323
Operating loss	(4,221,561)	(714,755)	(6,981,297)	(1,605,494)

OTHER EXPENSES
Foreign exchange loss (gain)	(103,472)	5,609	(38,964)	(524)
Change in fair value of warrants	(675,504)	-	(218,462)	-
Accretion of interest on senior secured debentures	-	427,360	-	427,360
Loss on extension of debt term	-	59,259	-	59,259

Net loss	$(3,442,585)	$(1,206,983)	$(6,723,871)	$(2,091,589)

Dividend paid to preferred shareholders	-	532,258	-	532,258

Net loss attributable to common shareholders	$(3,442,585)	$(1,739,241)	$(6,723,871)	$(2,623,847)

Other comprehensive income (loss)

Foreign currency translation	(21,192)	(5,285)	(33,093)	7,749

Comprehensive loss attributable to common shareholders	$(3,463,777)	$(1,744,526)	$(6,756,964)	$(2,616,098)

Basic and diluted net loss attributed to common share	$(0.21)	$(0.20)	$(0.43)	$(0.30)

Weighted average number of common shares outstanding – basic and diluted	16,518,480	8,892,989	15,872,349	8,668,881

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and six months ended June 30, 2022 and 2021

	For the three months ended June 30
	Common Shares		Series A Preferred Shares		Additional	Obligation		Accumulated Other	Total
	# of Shares	Amount	# of Shares	Amount	Paid-in- capital	to Issue Shares	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity
Balance, April 1, 2022	15,247,012	$25,822,735	-	-	$2,361,325	$93,295	$(23,182,278)	$(44,987)	$5,050,090
Shares issued for consulting services	188,770	653,886	-	-	-	(93,295)	-	-	560,591
Shares issued for compensation and bonuses	78,847	234,369	-	-		-	-	-	234,369
Share based compensation	-	-	-	-	56,390	-	-	-	56,390
Prefunded warrants issued (Note 4)	-	-	-	-	7,705,600	-	-	-	7,705,600
Net loss	-	-	-	-	-	-	(3,442,585)	-	(3,442,585)
Foreign currency translation	-	-	-	-	-	-	-	(21,192)	(21,192)
Balance, June 30, 2022	15,514,629	$26,710,990	-	-	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263
Balance, April 1, 2021	8,471,617	$5,875,750	2,258,826	$6,717,873	$1,387,808	$103,512	$(13,406,550)	$132,088	$810,481
Shares issued for cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for compensation	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	7,237	40,809	-	-	-	(8,627)	-	-	32,182
Shares issued for debt term extension	10,000	60,000	-	-	-	-	-	-	60,000
Shares issued for dividend on Preferred Shares	135,530	532,258	-	-	-	-	(532,258)	-	-
Share based compensation	-	-	-	-	65,559	-	-	-	65,559
Net loss	-	-	-	-	-	-	(1,206,983)	-	(1,206,983)
Foreign currency translation	-	-	-	-	-	-	-	(5,285)	(5,285)
Balance, June 30, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020

	For the six months ended June 30
	Common Shares		Series A Preferred Shares
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in- capital	Obligation to Issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, January 1, 2022	15,176,698	$25,637,543	-	$-	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for compensation and bonus	108,164	331,490	-	-	-	-	-	-	331,490
Shares issued for consulting services	229,767	741,957	-	-	-	(93,295)	-	-	648,662
Prefunded warrants issued	-	-	-	-	7,705,600	-	-	-	7,705,600
Share based compensation	-	-	-	-	214,372	-	-	-	214,372
Net loss	-	-	-	-	-	-	(6,723,871)	-	(6,723,871)
Foreign currency translation	-	-	-	-	-	-	-	(33,093)	(33,093)
Balance, June 30, 2022	15,514,629	$26,710,990	-	-	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263
Balance, January 1, 2021	8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for compensation	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	37,237	220,509	-	-	-	-	-	-	220,509
Shares issued for debt term extension	10,000	60,000	-	-	-	-	-	-	60,000
Shares issued for dividend on Preferred Shares	135,530	532,258	-	-	-	-	(532,258)	-	-
Share based compensation	-	-	-	-	155,801	-	-	-	155,801
Net loss	-	-	-	-	-	-	(2,091,589)	-	(2,091,589)
Foreign currency translation	-	-	-	-	-	-	-	7,749	7,749
Balance, June 30, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,723,871)	$(2,091,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,992	5,323
Share based compensation	214,372	155,801
Shares issued for consulting services	648,662	220,509
Shares issued for debt term extension	-	60,000
Accretion of interest on senior secured debentures	-	427,360
Loss on extension of debt term	-	59,259
Shares issued for compensation and bonuses	331,490	-
Change in fair value of warrants	(218,462)	-
Amortization of right-of-use asset	103,074	-
Changes in operating assets and liabilities:
Other receivables	(15,016)	(538)
Prepaid expenses and other current assets	232,238	(16,793)
Accounts payable and accrued liabilities	478,645	380,986
Lease liabilities	(118,126)	-
Net cash used in operating activities	(5,058,002)	(799,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements	(92,479)	(2,190)
Payment against acquisition of intangibles	(500,000)	-
Construction in progress	(50,000)
Net cash used in investing activities	(642,479)	(2,190)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of senior secured debentures	-	600,000
Financing costs of debentures	(35,000)	(69,000)
Proceeds from long-term loan	-	15,932
Payment of IPO costs	-	(173,541)
Net cash used in financing activities	(35,000)	373,391

Effect of exchange rate changes on cash and cash equivalent	(42,899)	(67,878)
Change in cash	(5,778,380)	(496,359)
Cash, beginning of period	7,775,290	653,410
Cash, end of period	$1,996,910	$157,051

Supplemental cash flow information:
Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of shares in connection with extension of senior secured debentures	-	60,000
Fair value of debenture warrants	4,080,958	-
Fair value of conversion feature of debentures	3,336,535	-
Debt receivable	11,910,000	-
Prefunded warrants issued related to intangible assets	7,705,600	-
Unpaid financing cost	1,600,312	-
Preferred stock dividend paid in common shares	-	532,258
Unpaid amount related to construction in progress included in accounts payable	-	744,191
Initial operating lease liability recognized under Topic 842	1,776,599	-
Initial lease right-of-use asset recognized under Topic 842	1,837,782	-
Unpaid IPO costs	-	803,694

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2022 and 2021 (unaudited)

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

At AgriFORCE, our purpose is clear: to positively transform farm, food, and family every day, everywhere. With years of in-depth research and development experience, we are pioneers, ready to deliver integrated, practical, and sustainable solutions that can be applied throughout multiple verticals in AgTech. We drive our business through two operating divisions, AgriFORCE Solutions and AgriFORCE Brands.

Our two divisions—AgriFORCE Solutions and AgriFORCE Brands—work in partnership to address some of the existential challenges being faced by the world today—climate change, extreme weather, food security and sovereignty, the environmental impact of industrial and commercial farming—working towards providing better tasting, more nutritious plant-based foods and other products to consumers on a global level.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements (the “interim financial statements”) and related financial information of AgriFORCE Growing Systems Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2022 and December 31, 2021, and the results of its operations during the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the six months ended June 30, 2022, the Company had a net loss of $6.7 million, $5.1 million of net cash used in operating activities, and the Company had working capital of $7.1 million.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and requires the modified retrospective approach. Early adoption is permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions, and historical credit loss activity, the Company is currently in the process of evaluating the impact of this guidance on our financial statements.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which provides that if three criteria are met, the Company is required to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which;

(a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract;

(b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and

(c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Fair Value of Financial Instruments

The fair value of the Company’s other receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

The Company issued warrants having a strike price denominated in U.S. dollars, which creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency, Canadian dollars, and renders the warrants not indexed to the Company’s stock. The Series A warrants, representative warrants issued as part of the IPO, and convertible debt warrants are thus classified as derivative liabilities and are measured at fair value.

The convertible debentures also have a conversion feature whereby the debt holders can convert their outstanding debentures into common shares of the Company. The conversion price has a strike price denominated in U.S. dollars and accordingly, the conversion feature is classified as a derivative liability and measured at fair value.

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2022	December 31, 2021
Deposits	$32,000	$32,000
Legal retainer	15,643	33,692
Prepaid expenses	37,440	214,445
Others	26,719	28,903
	$111,802	$309,040

During the year ended December 31, 2020, the Company entered into a land purchase agreement in relation to construction of a facility in Coachella, California. A deposit of $170,000 was paid and the balance of the purchase price is subject to financing. On April 6, 2021, the scheduled close of escrow was extended to April 30, 2021, and the purchase price was increased to $4.4 million. The Company wrote off the non-refundable portion of the deposit amounting to $150,000 on December 31, 2021, as the close of escrow period has lapsed; however, the Company is currently renegotiating the terms of the agreement.

4. INTANGIBLE ASSET

Intangible asset represents $9,187,862 of intellectual property (“IP”) acquired under an asset purchase agreement from Manna Nutritional Group, LLC (“MNG”) on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, which can be made into a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The terms of the agreement, including the amendments agreed by the parties on May 10, 2022, are as below:

The aggregate purchase price for the Purchased Assets (the “Purchase Price”) is up to $14,475,000, and shall consist of the following, subject to the terms and conditions of this Agreement, as follows:

(i)	Prefunded Warrants (“Closing Prefunded Warrants”), which will be immediately exercisable into common shares of the Company upon each of the vesting events set forth below, equal to the number of shares of Purchaser’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, equal to the quotient of (a)(i) $3,500,000 divided by (ii) a per share price equal to the average of the volume weighted average price (“VWAP”) of the Purchaser’s common shares for the ten trading days immediately preceding March 10, 2022 (or $1.79 per share) (“Closing Tranche 1”) (issued), and (b)(i) $1,500,000 divided by (ii) a per share price equal to the average of the VWAP of the Purchaser’s common shares for the ten trading days immediately preceding the date on which patent resubmission work for the patents set forth in the Agreement is completed (“Closing Tranche 2”). Closing Tranche 1 of the Prefunded Warrants will be issued immediately upon shareholder approval of the transactions contemplated by the Agreement and Amendment, in compliance with all SEC and Nasdaq rules and regulations (“Shareholder Approval”). Closing Tranche 2 of the Prefunded Warrants will be issued immediately following the date on which patent resubmission work for the patents set forth in the Agreement is completed. In each case, the Closing Prefunded Warrants will be paid in full upon issuance. The Closing Prefunded Warrants and any shares issued upon exercise of the Closing Prefunded Warrants are restricted as to resale and issued under a private placement exempt from registration under Section 4(a)(2) of the Securities Act, and will vest on a quarterly basis over eight quarters commencing on the three-month anniversary of the Closing Date in equal amounts over eight consecutive calendar quarters;

(ii)	$1,475,000 in cash, minus any amounts paid to MNG under (iii), payable to MNG at Closing;

(iii)	$725,000 in cash payable follows: (a) $225,000 payable on the Effective Date (paid); and (b) $500,000 payable within 120 days after the Effective Date (paid), to reimburse MNG for, without limitation, satisfaction of all the secured debt as listed in Section 2.04 of the Disclosure Schedules to the Agreement (the “Secured Debt”); and

(iv)	Prefunded Warrants (“Post-Closing Prefunded Warrants,” and collectively with the Closing Prefunded Warrants, the “Prefunded Warrants”), which will be immediately exercisable into common shares of the Company upon the vesting events set forth below, equal to the number of shares of Purchaser’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, to be issued in two tranches, that equals (i) $8,000,000 divided by (ii) a per share price equal to the VWAP of the Purchaser’s common shares for the ten trading days immediately before the issuance date of those Post-Closing Prefunded Warrants (or $2.43 per share). $5,000,000 of the Post Closing Prefunded Warrants will be issued to Seller on June 30, 2022 (issued). $3,000,000 of the Post-Closing Prefunded Warrants will be issued to Seller on December 31, 2022. In each case, the Post-Closing Prefunded Warrants will be paid in full upon issuance. If a Patent is issued within 24 months of the Closing Date, and such Patent is transferred to the Purchaser free and clear of all Encumbrances, then the Post-Closing Prefunded Warrants will vest and become exercisable in four equal amounts commencing on the date of issuance of the Patent and then for the three subsequent three-month anniversaries thereof. If a Patent does not issue from the CERES-MNG Patent Application within 24 months from the Closing Date, the Post-Closing Prefunded Warrants will be returned to the Purchaser, and the Purchase Price shall be adjusted downward dollar for dollar. All Post-Closing Prefunded Warrants are subject to Shareholder Approval before vesting can occur.

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

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development (“R&D”) activities. Once completed and commercialized, the asset will be amortized over its useful life. The recognition of the IP asset is based on the payments made to date of $725,000, prefunded warrants issued and contingent consideration that is probable and reasonably estimable as of the reporting date. Subsequent changes in contingent consideration are recorded against cost. Further, the company has recorded $741,561 as contingent consideration, which is considered probable and due on closing. The remaining amounts payable as described above were not deemed to be probable at June 30, 2022, and accordingly have not been accrued for.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2022	December 31, 2021
Accounts payable	$1,339,681	$414,117
Accrued expenses	760,783	981,027
Others	205,387	137,168
Accounts Payable and Accrued Liabilities	$2,305,851	$1,532,312

Accrued expenses include professional fee payable of $437,397 (December 31, 2021 - nil), bonus payable of $111,140 (December 31, 2021 – nil), Directors’ fees payable of $68,095 (December 31, 2021 - $39,309), withholding tax payable of $82,086 (December 31, 2021 - $89,236) and other items aggregating $62,065 (December 31, 2021 - $352,482). Accrued expenses as of December 31, 2021, also included $500,000 related to reimbursement for satisfaction of secured debt of seller of IP asset.

6. DEBENTURES

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

On June 24, 2021, the due date was extended, for which the Company paid an extension fee of 10,000 common shares with a fair value of $60,000. The Bridge Loan was repaid in full on July 13, 2021.

As part of the Bridge Loan, the debenture holder was issued warrants (the “Bridge Warrants”) to purchase 93,938 common shares with a strike price of $3.99 per share. The term of the warrants was three years. The fair value of the warrants were recorded as a liability in the balance sheet using the Black-Scholes option-pricing model. The Company remeasured the fair value of the warrant liability at each reporting date until the warrants were exercised on October 27, 2021. The fair value of the warrants liability is subject to significant fluctuation based on changes in the inputs to the Black-Scholes option-pricing model, including our common stock price, expected volatility, expected term, the risk-free interest rate and dividend yield.

On June 30, 2022, the Company executed the definitive agreement with arm’s length accredited institutional investors (the “Investors”) for a $14,025,000 principal debentures with a 10% original issue discount (the “Debentures”) for gross proceeds of $12,750,000. The interest rates on the Debentures are 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments starting September 1, 2022. The Debenture may be extended by six months at the election of the Company by paying a sum equal to six months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum. The Debentures are convertible into common shares at $2.22 per share. The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The Debenture Warrants strike price and the Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. Due to the currency of these features being different from the Company’s functional currency the Debenture Warrants and Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 8. The transaction costs incurred in relation to the Debentures were $1,634,894.

The debenture proceeds were receivable and outstanding as of June 30, 2022 and have been included in other receivables. The cash proceeds were received on July 7, 2022.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	June 30, 2022
Debentures (gross)	12/31/2024	5.00% - 8.00%	$14,025,000
Debt issuance costs and debt discounts			(10,327,387)
Total debentures (current)			$3,697,613

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

The existing terms of CEBA loans require that the outstanding balance (other than the amount available to be forgiven) be repaid on or before December 31, 2022, to be eligible for partial loan forgiveness. The Government of Canada has recently announced the December 31, 2022 forgiveness repayment date will be extended to December 31, 2023 for eligible CEBA loan holders in good standing.

The loan is interest free for an initial term that ends on December 31, 2023 (originally December 31, 2022). Repaying the loan balance on or before December 31, 2023 will result in loan forgiveness of up to 33% (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term of January 1, 2024 to December 31, 2025 (previously January 1, 2023 to December 31, 2024).

In April 2021, the Company applied for additional loan with Alterna Bank under the Program and received $15,145 (CAD$20,000). The expansion loan is subject to the original terms and conditions of the Program.

8. DERIVATIVE LIABILITIES

Warrant Liabilities

As of June 30, 2022, the warrant liabilities represent aggregate fair value of publicly traded 3,088,198 Series A warrants, 135,999 representative’s warrants and 4,106,418 Debenture Warrants. The fair value of the IPO warrants and representative’s warrant amount to $1,173,286 (December 31, 2021 - $1,418,964) and were categorized as a Level 1 financial instrument. The fair value of the Debenture Warrants amounted to $4,080,958 (December 31, 2021 - $nil) and were categorized as a Level 3 financial instrument. The Black-Scholes option pricing model for the Debenture Warrants used the following assumptions: stock price $2.31, dividend yield – nil, expected volatility 58.31%, risk free rate of return 3.14%, and expected term of 3.5 years.

The representative’s warrants are exercisable one year from the effective date of the registration statement for the IPO and will expire three years after the effective date. The exercise price of the representative’s warrant is $6 per share. The warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(1)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the date of this prospectus. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or recapitalization, reorganization, merger or consolidation.

The fair value change on the warrant liability amounted to $218,462 and is recorded in the statement of comprehensive loss for the six months ended June 30, 2022.

Debenture Convertible Feature

On June 30, 2022, the Company issued Debentures with an equity conversion feature, see note 6. The fair value of the Debentures’ convertible features were $3,336,535 on June 30, 2022 and were categorized as a Level 3 financial instrument. The Black-Scholes option-pricing model for the convertible feature used the following assumptions: stock price $2.31, dividend yield – nil, expected volatility 101%, risk free rate of return 3.14%, and expected term of 1 year.

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

On April 1, 2022, the Company issued to a consultant a total of 4,281 common shares.

On April 4, 2022, the Company issued to consultants a total of 77,172 common shares.

On April 12, 2022, the Company issued 35,952 common shares to the Company’s officers for bonuses.

On April 30, 2022, the Company issued to a consultant a total of 2,442 common shares.

On May 18, 2022, the Company issued to consultants a total of 77,172 common shares.

On May 30, 2022, the Company issued 10,000 common shares as part of compensation to an employee.

On May 31, 2022, the Company issued to a consultant a total of 537 common shares.

On June 30, 2022, the Company issued to a consultant a total of 2,166 common shares.

On June 30, 2022, the Company issued 32,895 common shares as part of compensation to Company’s officers.

10. LEASES

Upon adoption of Topic 842 effective January 1, 2022, the Company recognized operating lease liabilities of $1,776,599 and corresponding right-of-use (“ROU”) assets of $1,837,782. The difference between operating lease liabilities and right-of-use assets recognized is due to prepaid rent and deferred rent recorded under prior lease accounting standards. Topic 842 requires such balances to be reclassified against right-of-use assets at transition. In future periods such balances will not be presented separately.

The components of lease expenses were as follows:

Six months ended June 30, 2022
Operating lease cost	$152,072
Short-term lease cost	7,363
Total lease expenses	$159,435

The Company has an operating lease for its office lease in Canada with a remaining lease term of 7 years and 3 months. The discount rate was 7.0%. The Company has no finance leases.

11. COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company entered an operating lease for office space. The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

Remaining 2022	$140,382
2023	284,953
2024	294,727
2025	311,483
2026	311,483
Subsequent years	856,578
Total minimum lease payments	2,199,606
Less: imputed interest	(541,133)
Total lease liability	1,658,473
Current portion of lease liability	(258,997)
Non-current portion of lease liability	$1,399,476

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2022:

2022	$2,244,000
2023	6,732,000
2024	5,049,000
$14,025,000

Contingencies

Litigation

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company had no new contingencies to disclose.

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

On May 15, 2019, a claim by HydroHaus Horticulture, Inc., Stuart Brazier and Christopher Gielnik (the “Plaintiffs”) was filed in BC Supreme Court. The basic allegations against AgriFORCE Growing Systems Ltd. are:

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

The Plaintiffs are seeking general and special damages, alternatively rescission of the agreements or specific performance of those agreements and payment for expenses incurred by HydroHaus Horticulture. The Plaintiffs are also seeking an order that the Hydrohaus IP (allegedly comprising certain cladding materials and methods of insulating greenhouses, regulating humidity, moving growing plants, and managing the movement of air, and any derivative works), and an associated patent application, be transferred to them. The Plaintiffs are also seeking an order prohibiting the Company from using the words, “Canivate”, “the Canivate Way”, “HydroFilm”, “Hydrohouse” and “Hydrohaus”.

On May 24, 2019, the Company filed a response to the claim, denying the allegations in the claim, raising the defense that the plaintiffs wrongfully purported to sell intellectual property which they falsely stated they had invented and owned and states that the intellectual property was unworkable to build greenhouses. The Company also alleges that the plaintiffs falsely represented that their work for the Kak’adzdli would benefit the Company when it would not. The response asks that the claim be dismissed.

The Company has also filed a counterclaim based upon its allegations that the plaintiffs wrongfully induced the Company to enter agreements with the plaintiffs based on fraudulent misrepresentations regarding the existence of ownership of intellectual property. Further, the counterclaim alleges that Mr. Brazier breached his fiduciary duties to AgriFORCE Growing Systems Ltd. (formerly “Canivate Growing Solutions Ltd.”) in preferring the interests of Hydrohaus over those of the Company.

The counterclaim seeks a declaration that the agreements which the Company rescinded were properly rescinded based upon the misrepresentations of the plaintiffs as well as general, special, aggravated and punitive damages, an accounting for profits, and legal costs.

During the six months ended June 30, 2022 and the year ended December 31, 2021, there has been no further activity in the lawsuit. Based on Company’s litigation counsel’s opinion, management does not believe the potential monetary damages to be material based on the damages sought by the plaintiff.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 15, 2022, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to June 30, 2022, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment to or disclosure in the financial statements.

On July 1, 2022, the Company issued to an employee a total of 17,707 common shares.

On July 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On July 5, 2022, the Company issued to an officer a total of 14,657 common shares as settlement of an outstanding bonus.

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

At AgriFORCE, our purpose is clear: to positively transform farm, food, and family every day, everywhere. With years of in-depth research and development experience, we are pioneers, ready to deliver integrated, practical, and sustainable solutions that can be applied throughout multiple verticals in AgTech. We drive our business through two operating divisions, AgriFORCE Solutions and AgriFORCE Brands.

Our two divisions—AgriFORCE Solutions and AgriFORCE Brands—work in partnership to address some of the existential challenges being faced by the world today—climate change, extreme weather, food security and sovereignty, the environmental impact of industrial and commercial farming—working towards providing better tasting, more nutritious plant-based foods and other products to consumers on a global level.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of the initial public offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Our Business Plan

The Company plans to develop its business by focusing on both an organic growth plan and through M&A. The Company’s organic growth plan is focused on four distinct phases:

AgriFORCE Solutions

AgriFORCE Solutions provides consulting services for AgTech knowledge, operational solutions, and research and development (R&D), which is augmented with patented and patent pending controlled-environment agriculture (CEA) and additional agriculture facilities and platforms.

We have taken a strategic and holistic view of agriculture to provide solutions that address the key challenges facing this important industry. We develop and acquire innovative intellectual property (IP) and technology to improve farming. Our expertise goes from seed to table and ranges through the life cycle of a plant—from micropropagation and tissue culture to cultivation—with a proprietary approach that brings together all of the elements, including crops, operations, facilities, systems, and environment designed to allow the plant to reach its full genetic potential.

PHASE 1: COMPLETED: 2017-2021

●	Conceptualization, engineering, and design of facility and systems (Completed).
●	Completed selection process of key environmental systems with preferred vendors (Completed).
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first three facilities completed (Completed).
●	The arrangement of three offtake agreements signed with Exclusive Independent Operator (EIO) for those three facilities when complete. (Subsequently these agreements were terminated in Q2 2021).
●	ForceFilm material ordered (Completed).

PHASE 2: 2022-2024:

●	Purchase of the land parcel in Coachella, CA
●	Complete new contracts’ structures for those first three facilities with new independent operators.
●	Site preparation and utilities infrastructure build out for the campus (up to eight facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions in order to develop a small-scale vertical grow house.
●	Focus on the delivery and installation of the first facility.
●	Initiate the design of a R&D facility for food solutions and plant-based pharma.

PHASE 3: 2024-2027:

●	Compete construction of first facility and commence operations
●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits are expected to drive both sales pipeline acceleration for subsequent years.
●	Complete the design and construction of a R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Construct small scale vertical grow house and operate successfully.
●	Finalize the design and engineering of vertical grow solution with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop a vertical grow house branding strategy.

PHASE 4: 2027:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of three facilities.
●	Commence and complete first vertical grow commercial facility to serve Southern California market by end of year 4.

The Company’s initial AgriFORCE grow houses are planned to be constructed in California.

AgriFORCE Brands

AgriFORCE Brands division is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We will market and commercialize both branded consumer product offerings and ingredient supply. This started with the acquisition of the MNG (Manna) intellectual property which is a patent-pending technology to naturally process and convert grains, pulses, and root vegetables. The process results in low-starch, low-sugar, high-protein, fiber-rich baking flour products, and nutrition liquid. The nutrition values of the flour have the potential to transform consumers’ diet in multiple verticals.

MNG Wheat flour has 30 times more fiber, up to 3 times more proteins and less than 15% of the starch as Regular All-Purpose Baking flour as independently tested and conducted by Eurofins Food Chemistry Testing Madison, Inc.

PHASE 1: COMPLETED: 2017-2020

●	Product and Process Testing and Validation (Completed)
●	Filing of US and International Patent (Completed)
●	Conceptual Engineering and Preliminary Budgeting on Commercial Pilot Plant (Completed)

PHASE 2: 2021-2022

●	Design, Build, Start-up and Operation of the Pilot Plant
●	Develop Range of Finished Products in Wheat Grain Flours
●	Collaborate with Nutritional Flour Medical Research Institute (an IRS section 501(c)(3) Medical Research Organization) funded by private & public research grants

PHASE 3: 2022-2023

●	Launch First Range of Products in US/Canada
●	Drive Business with Finished Products in direct to consumer (“D2C”), Retail, Food Service
●	Drive Business as Ingredients for Bakery, Snack and Plant Based Protein Products Manufacturers
●	Develop Manufacturing Base through Partnerships and Licensing
●	Conceptual Engineering and Preliminary Budgeting on Large-Scale Processing Plant
●	Develop Range of Finished Products in other Grain Flours, Pulses/Protein Flours and Juices

PHASE 4: 2024-2025

●	Expand Product Range in US/Canada
●	Expand Business to other Geographies (select Markets in Europe, Asia, Latin America)
●	Design, Build Start-up and Operation of Large-Scale Processing Plan

Merger and Acquisition (“M&A”)

With respect to M&A growth, the Company is creating a separate corporate office to aggressively pursue acquisitions. The Company plans to focus on identifying target companies, which help expand AgriFORCE Brand’s mandate to deliver more nutritious (better for you) crops, ingredients, and plant-based products that are sustainably produced. The Company believes that AgriFORCE Solutions platform of IP and group of companies acquired through M&A can identify opportunities to produce crops more sustainably and that offer unique competitive advantages through the supply chain to ultimately have them converted into ingredients and plant based products or simply sold to consumers through AgriFORCE Brands.

Below is a summary of the intended strategy with respect to the Company’s M&A strategy:

Strategy

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended June 30, 2022 and 2021 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended June 30, 2022 as compared to June 30, 2021 by $3,506,806 or 491%, primarily due to an increase in consulting expenses by $963,672 and an increase in professional fees by $671,988 for third party consultants providing services related to financial advisory services and strategic acquisitions, and an increase in wages and salaries of $1,190,203 for additional employees hired post IPO.

Operating expenses increased in the six months ended June 30, 2022 as compared to June 30, 2021 by $5,375,803 or 335%, primarily due to an increase in wages and salaries by $1,809,179 for additional employees hired post IPO, increase in professional fees by $628,149, increase in research and development by $365,596, increase in investor relations expenses of $441,838 and increase in office and administrative expenses by $518,615, as the Company entered into growth phase post IPO and increased its staff and operations.

Other (Income) / Expenses

Other expenses for the three months ended June 30, 2022 increased mainly due to the change in fair value of warrant liability amounting to $675,504, decrease in accretion interest on senior secured debentures of $427,360, and foreign exchange gains of $109,081.

Other expenses for the six months ended June 30, 2022 increased mainly due to the change in fair value of warrant liability amounting to $218,462, decrease in accretion interest on senior secured debentures of $427,360, and foreign exchange gains of $38,440.

Net Loss

The Company recorded a net loss of $3,442,585 for the three months ended June 30, 2022 as compared to a net loss of $1,206,983 for the three months ended June 30, 2021. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

The Company recorded a net loss of $6,723,871 for the six months ended June 30, 2022 as compared to a net loss of $2,091,589 for the six months ended June 30, 2021. The increase in net loss is due to the total increase in operating expenses and other expenses outlined above.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $6,723,871 for the six months ended June 30, 2022, and a net loss of $2,091,589 for the six months ended June 30, 2021. We have recorded an accumulated deficit of $26,624,863 as of June 30, 2022 and $19,900,992 as of December 31, 2021. Net cash used in operating activities for the six months ended June 30, 2022 and June 30, 2021 was $5,058,002 and $799,682, respectively.

We had $1,996,910 in cash as at June 30, 2022 as compared to $7,775,290 as at December 31, 2021.

Our future capital requirements will depend on many factors, including:

●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and in foreign countries
●	the costs of R&D activities we undertake to further develop our technology
●	the costs of constructing our grow houses, including any impact of complications, delays, and other unknown events
●	the costs of commercialization activities, including sales, marketing and production
●	the level of working capital required to support our growth
●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company
●	completion of planned acquisitions

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

Cash Flows

The net cash used by operating activities for the six months ended June 30, 2022 is attributable to a net loss of $6,723,871 due to operating costs associated with wages, investor relations, consulting expenses, research and development, and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to change in fair value of warrants of $218,462, shared based compensation of $214,372, shares issued for consulting services of $648,662, and shares issued for bonus and compensation of $331,490. For the six months ending June 30, 2021 net cash used by operating activities was attributable to net loss of $2,091,589 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by non-cash expenses related to accretion of interest on senior secured debentures of $427,360, shares issued for consulting services amounting to $220,509, shared based compensation of $155,801 and loss on extension of debt term amounting to $59,259.

The net cash used in investing activities for six months ended June 30, 2022 related to the payment against acquisition of intangible asset of $500,000 and acquisition of equipment and leasehold improvement amounting to $92,479.

Net cash used in financing activities for the six months ended June 30, 2022 represents transaction costs paid related to convertible debentures of $35,000. Whereas cash flow from financing activities for the six months ended June 30, 2021 represents proceeds from issuance of senior secured debentures of $600,000 and related financing costs of $69,000, IPO costs paid of $173,541 and proceeds from long term loan amounting to $15,932.

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

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors for the purchase of $14,025,000 in principal amount of convertible debentures due December 31, 2024.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended June 30, 2022 and 2021, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

On October 1, 2021, the company issued 36,379 common shares as part of compensation to Company’s officers and executives.

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

On December 31, 2021, the Company issued 35,979 common shares as part of compensation to Company’s officers.

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

On April 1, 2022, the Company issued to a consultant a total of 4,281 common shares.

On April 4, 2022, the Company issued to consultants a total of 77,172 common shares.

On April 12, 2022, the Company issued 35,952 common shares to Company’s officers for bonus.

On April 30, 2022, the Company issued to a consultant a total of 2,442 common shares.

On May 18, 2022, the Company issued to consultants a total of 77,172 common shares.

On May 30, 2022, the Company issued 10,000 common shares as part of compensation to an employee.

On May 31, 2022, the Company issued to a consultant a total of 537 common shares.

On June 30, 2022, the Company issued to a consultant a total of 2,166 common shares.

On June 30, 2022, the Company issued 32,895 common shares as part of compensation to Company’s officers.

On July 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

On July 1, 2022, the Company issued 17,707 common shares as part of compensation to an employee.

On July 5, 2022, the Company issued 14,657 common shares as part of compensation to an officer of the Company.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: August 15, 2022	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

