Form 10-Q
period 2022-09-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2022-11-10
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2022, the registrant has 15,713,596 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS

Current
Cash and cash equivalents	$7,869,028	$7,775,290
Other receivable	46,737	32,326
Prepaid expenses and other current assets (Note 3)	384,954	309,040
Total current assets	8,300,719	8,116,656

Non-current
Property and equipment, net	116,360	40,971
Intangible asset (Note 4)	9,860,617	1,477,237
Operating lease right-of-use asset (Note 10)	1,565,215	-
Lease deposit, non-current	-	50,608
Construction in progress	1,973,772	2,079,914
Land deposit (Note 3)	2,085,960	-
Total assets	23,902,643	11,765,386

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	996,521	1,532,312
Contingent consideration payable (Note 4)	750,000	753,727
Debentures (Note 6)	4,082,387	-
Lease liability – current (Note 10 and 11)	244,358	-
Total current liabilities	6,073,266	2,286,039

Non-current
Deferred rent	-	12,954
Lease liability – non-current (Note 10 and 11)	1,276,510	-
Derivative liabilities (Note 6 and 8)	6,591,877	1,418,964
Long term loan (Note 7)	43,773	47,326
Total liabilities	13,985,426	3,765,283
Commitments and contingencies (Note 11)

Shareholders’ equity
Common shares, no par value per share – unlimited shares authorized; 15,688,596 and 15,176,698 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	27,002,586	25,637,543
Additional paid-in-capital	13,568,717	2,203,343
Obligation to issue shares	-	93,295
Accumulated deficit	(30,021,493)	(19,900,992)
Accumulated other comprehensive income	(632,593)	(33,086)
Total shareholders’ equity	9,917,217	8,000,103

Total liabilities and shareholders’ equity	$23,902,643	$11,765,386

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

OPERATING EXPENSES
Wages and salaries	$796,074	$650,456	$2,944,218	$989,421
Consulting	522,576	129,364	2,030,994	620,960
Professional fees	1,177,236	140,653	2,058,636	393,904
Office and administrative	356,408	327,257	987,298	439,532
Investor and public relations	111,499	390,579	718,423	555,665
Research and development	110,916	116,857	537,772	178,117
Share based compensation	68,456	415,597	282,828	571,398
Lease expense	79,293	65,187	238,728	72,473
Travel and entertainment	55,904	28,545	214,725	39,851
Sales and marketing	95,750	-	186,132	-
Shareholder and regulatory	28,431	114,002	175,094	117,347
Depreciation	6,714	2,283	15,706	7,606
Operating loss	(3,409,257)	(2,380,780)	(10,390,554)	(3,986,274)

OTHER EXPENSES

Foreign exchange loss (gain)	(104,468)	(170,140)	(143,432)	(170,664)
Gain on conversion of convertible debt (Note 6)	(93,973)	-	(93,973)	-
Change in fair value of derivative liabilities (Note 8)	(1,465,027)	(818,960)	(1,683,489)	(818,960)
Accretion of interest on senior secured debentures	1,688,672	57,019	1,688,672	484,379
Issuance cost related to warrants	-	375,123	-	375,123
Loss (gain) on extension of debt term	-	(204)	-	59,055
Other income	(37,831)	-	(37,831)	-

Net loss	$(3,396,630)	$(1,823,618)	$(10,120,501)	$(3,915,207)

Dividend paid to preferred shareholders	-	203,674	-	735,932

Net loss attributable to common shareholders	$(3,396,630)	$(2,027,292)	$(10,120,501)	$(4,651,139)

Other comprehensive loss

Foreign currency translation loss	(566,414)	(228,317)	(599,507)	(220,568)

Comprehensive loss attributable to common shareholders	$(3,963,044)	$(2,255,609)	$(10,720,008)	$(4,871,707)

Basic and diluted net loss attributed to common share	$(0.17)	$(0.14)	$(0.58)	$(0.46)

Weighted average number of common shares outstanding – basic and diluted	20,435,059	14,378,354	17,406,641	10,144,800

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and nine months ended September 30, 2022 and 2021

	For the three months ended September 30
	Common shares		Series A Preferred Shares		Additional	Obligation		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity
Balance, July 1, 2022	15,514,629	$26,710,990	-	-	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263
Shares issued for conversion of convertible debt (Note 6 & 9)	67,568	131,532	-	-	-	-	-	-	131,532
Shares issued for compensation and bonuses (Note 9)	76,399	100,564	-	-		-	-	-	100,564
Share based consulting services (Note 9)	30,000	59,500	-	-	-	-	-	-	59,500
Share based compensation					68,456				68,456
Prefunded warrants issued (Note 3 & 4)	-	-	-	-	3,376,946	-	-	-	3,376,946

Net loss	-	-	-	-	-	-	(3,396,630)	-	(3,396,630)
Foreign currency translation	-	-	-	-	-	-	-	(566,414)	(566,414)
Balance, September 30, 2022	15,688,596	$27,002,586	-	-	$13,568,717	$-	$(30,021,493)	$(632,593)	$9,917,217
Balance, July 1, 2021	9,542,769	$7,022,883	2,258,826	$6,717,873	$1,453,367	$94,885	$(15,145,791)	$126,803	$270,020
Shares issued for cash	3,127,998	13,262,712	-	-	-	-	-	-	13,262,712
Shares issued for conversion of Series A Preferred Stock	2,258,826	6,717,873	(2,258,826)	(6,717,873)	-	-	-	-	-
Shares issued on exercise of warrants	39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issued for consulting services	15,000	69,300	-	-	-	7,460	-	-	76,760
Share issued for settlement of accrued director’s fee	19,992	46,783	-	-	-	-	-	-	46,783
Shares issued for dividend on Preferred Shares	53,474	203,674	-	-	-	-	(203,674)	-	-
Share issue costs	-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation	-	-	-	-	415,597	-	-	-	415,597
Net loss	-	-	-	-	-	-	(1,823,618)	-	(1,823,618)
Foreign currency translation	-	-	-	-	-	-	-	(228,317)	(228,317)
Balance, September 30, 2021	15,057,859	$25,462,183	-	$-	$1,913,608	$102,345	$(17,173,083)	$(101,514)	$10,203,539

	For the nine months ended September 30
	Common shares		Series A Preferred Shares		Additional	Obligation		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity
Balance, January 1, 2022	15,176,698	$25,637,543	-	$-	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for conversion of convertible debt (Note 6 & 9)	67,568	131,532	-	-	-	-	-	-	131,532
Shares issued for bonuses and compensation (Note 9)	184,563	432,054	-	-	-	-	-	-	432,054
Shares issued for consulting services (Note 9)	259,767	801,457	-	-	-	(93,295)		-	708,162
Prefunded warrants issued (Note 3 & 4)	-	-	-	-	11,082,546	-	-	-	11,082,546
Share based compensation					282,828				282,828
Net loss	-	-	-	-	-	-	(10,120,501)	-	(10,120,501)
Foreign currency translation	-	-	-	-	-	-	-	(599,507)	(599,507)
Balance, September 30, 2022	15,688,596	$27,002,586	-	-	$13,568,717	$-	$(30,021,493)	$(632,593)	$9,917,217
Balance, January 1, 2021	8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cash	3,127,998	13,262,712	-	-	-	-	-	-	13,262,712
Shares issued for conversion of Series A Preferred Stock	2,258,826	6,717,873	(2,258,826)	(6,717,873)	-	-	-	-	-
Shares issued on exercise of warrants	39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issued for cashless exercise of options	820,029	-	-	-	-	-	-	-	-
Shares issued for bonus	98,356	514,066	-	-	-	-	-	-	514,066
Shares issued for consulting services	62,237	349,809	-	-	-	7,460	-	-	357,269
Share issued for settlement of accrued director’s fee	19,992	46,783	-	-	-	-	-	-	46,783
Shares issued for dividend on Preferred Shares	189,004	735,932	-	-	-	-	(735,932)	-	-
Share issue costs	-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation	-	-	-	-	571,398	-	-	-	571,398
Net loss	-	-	-	-	-	-	(3,915,207)	-	(3,915,207)
Foreign currency translation	-	-	-	-	-	-	-	(220,568)	(220,568)
Balance, September 30, 2021	15,057,859	$25,462,183	-	$-	$1,913,608	$102,345	$(17,173,083)	$(101,514)	$10,203,539

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,120,501)	$(3,915,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,706	7,606
Share based compensation	282,828	571,398
Shares issued for consulting services	708,162	298,214
Accretion of interest on senior secured debentures	1,688,672	484,379
Issuance cost related to warrants	-	375,123
Loss on extension of debt term	-	59,055
Shares issued for compensation and bonuses	432,054	-
Change in fair value of derivative liabilities	(1,683,489)	(818,960)
Gain on debt conversion	(93,973)	-
Changes in operating assets and liabilities:
Other receivables	(14,411)	(22,574)
Prepaid expenses and other current assets	(60,914)	(266,832)
Accounts payable and accrued liabilities	(35,791)	210,330
Right-of-use asset	249,038	-
Lease liabilities	(255,731)	-
Net cash used in operating activities	(8,888,350)	(3,017,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements	(93,259)	(17,866)
Payment against acquisition of intangibles	(500,000)	(225,000)
Refund for purchase of land	20,000	-
Construction in progress	(50,000)	(744,191)
Net cash used in investing activities	(623,259)	(987,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount	12,750,000	-
Repayment of convertible debentures	(1,122,000)
Interest paid on convertible debentures	(173,376)
Financing costs of debentures	(1,634,894)	(69,000)
Proceeds from Initial Public Offering	-	15,639,990
Payment of IPO costs	-	(2,279,374)
Proceeds from exercise warrants	-	238,800
Proceeds from issuance of senior secured debentures	-	600,000
Proceeds from long-term loan	-	15,932
Repayment of Senior Secured Debentures	-	(750,000)
Net cash used in financing activities	9,819,730	13,396,348

Effect of exchange rate changes on cash and cash equivalent	(214,383)	(210,717)
Change in cash	93,738	9,181,106
Cash, beginning of period	7,775,290	653,410
Cash, end of period	$7,869,028	$9,834,516

Supplemental cash flow information:
Cash paid during the period for interest	173,376	-

Supplemental disclosure of non-cash investing and financing transactions
Fair value of warrant liability	-	374,028
Fair value of debenture warrants	4,342,877	-
Fair value of conversion feature of debentures	2,249,000	-
Prefunded warrants issued related to intangible assets	8,996,586	-
Prefunded warrants issued related to land deposit	2,085,960	-
Shares issued for conversion of convertible debt	131,532	-
Preferred stock dividend paid in common shares	-	735,932
Initial operating lease liability recognized under Topic 842	1,776,599	-
Initial lease right-of-use asset recognized under Topic 842	1,837,782	-
Conversion of Series A preferred stock to common shares	-	6,717,873
Unpaid amount related to intangible assets included in accrued expenses	-	500,000

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2022 and 2021 (unaudited)

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

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2022 and December 31, 2021, and the results of its operations during the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the nine months ended September 30, 2022, the Company had a net loss of $10.1 million, $8.9 million of net cash used in operating activities, and the Company had working capital of $2.2 million.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

3. PREPAID EXPENSES, OTHER CURRENT ASSETS AND LAND DEPOSIT

	September 30, 2022	December 31, 2021
Deposits	$12,000	$32,000
Legal retainer	12,228	33,692
Prepaid expenses	334,734	214,445
Others	25,992	28,903
	$384,954	$309,040

During the year ended December 31, 2020, the Company entered into a land purchase agreement in relation to construction of a facility in Coachella, California. A deposit of $170,000 was paid and the balance of the purchase price is subject to financing. On April 6, 2021, the scheduled close of escrow was extended to April 30, 2021, and the purchase price was increased to $4.4 million. The Company wrote off the non-refundable portion of the deposit amounting to $150,000 on December 31, 2021. During the nine months ended September 30, 2022, the Company was returned the remaining $20,000 of the deposit.

On August 31, 2022, the Company signed a purchase and sale agreement with Stronghold Power Systems, Inc. (“Stronghold”), to purchase approximately seventy acres of land located in the City of Coachella as well as the completion of certain permitting, zoning, and infrastructure work by Stronghold for a total purchase price of $4,300,000. The purchase price consists of:

(i)	$1,500,000 in cash due on March 31, 2023.

(ii)	A first stock deposit of $1,700,000 in prefunded warrants. The Company issued 695,866 prefunded warrants on September 9, 2022 to Stronghold.

(iii)	A second stock deposit $1,100,000 in prefunded warrants. The Company issued 450,266 prefunded warrants on September 9, 2022 to Stronghold.

At September 30, 2022 the $2,085,960 of prefunded warrants was recorded under land deposit in relation to the Stronghold agreement. The prefunded warrants shall be void if closing of the transaction does not occur by March 31, 2023.

4. INTANGIBLE ASSET

Intangible asset represents $9,860,617 of intellectual property (“IP”) acquired under an asset purchase agreement from Manna Nutritional Group, LLC (“MNG”) on September 10, 2021. The IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, which can be made into a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The terms of the agreement, including the amendments agreed by the parties on May 10, 2022, are as below:

The aggregate purchase price for the Purchased Assets (the “Purchase Price”) is up to $14,475,000, and shall consist of the following, subject to the terms and conditions of this Agreement, as follows:

(i)	Prefunded Warrants (“Closing Prefunded Warrants”), which will be immediately exercisable into common shares of the Company upon each of the vesting events set forth below, equal to the number of shares of Purchaser’s common stock (rounded up to the nearest whole number), restricted as to resale under Section 4(a)(2) of the Securities Act, equal to the quotient of (a)(i) $3,500,000 divided by (ii) a per share price equal to the average of the volume weighted average price (“VWAP”) of the Purchaser’s common shares for the ten trading days immediately preceding March 10, 2022 (or $1.79 per share) (“Closing Tranche 1”) (issued), and (b)(i) $1,500,000 divided by (ii) a per share price equal to the average of the VWAP of the Purchaser’s common shares for the ten trading days immediately preceding the date on which patent resubmission work for the patents set forth in the Agreement is completed (“Closing Tranche 2”). Closing Tranche 1 of the Prefunded Warrants will be issued immediately upon shareholder approval of the transactions contemplated by the Agreement and Amendment, in compliance with all SEC and Nasdaq rules and regulations (“Shareholder Approval”). Closing Tranche 2 of the Prefunded Warrants will be issued immediately following the date on which patent resubmission work for the patents set forth in the Agreement is completed. In each case, the Closing Prefunded Warrants will be paid in full upon issuance. The Closing Prefunded Warrants and any shares issued upon exercise of the Closing Prefunded Warrants are restricted as to resale and issued under a private placement exempt from registration under Section 4(a)(2) of the Securities Act, and will vest on a quarterly basis over eight quarters commencing on the three-month anniversary of the Closing Date in equal amounts over eight consecutive calendar quarters;

(ii)	$1,475,000 in cash ($750,000 paid October 11, 2022), minus any amounts paid to MNG under (iii), payable to MNG at Closing;

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

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development (“R&D”) activities. Once completed and commercialized, the asset will be amortized over its useful life. The recognition of the IP asset is based on the payments made to date of $725,000, prefunded warrants issued and contingent consideration that is probable and reasonably estimable as of the reporting date. Subsequent changes in contingent consideration are recorded against cost. Further, the company has recorded $750,000 as contingent consideration, which is considered probable and due on closing. The remaining amounts payable as described above were not deemed to be probable at September 30, 2022, and accordingly have not been accrued for.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2022	December 31, 2021
Accounts payable	$445,186	$414,117
Accrued expenses	350,698	981,027
Others	200,637	137,168
Accounts payable and accrued liabilities	$996,521	$1,532,312

Accrued expenses include professional fee payable of $72,955 (December 31, 2021 - $66,408), interest expense of $22,935 (December 31, 2021 – $24,797), Directors’ fees payable of $30,286 (December 31, 2021 - $39,309), withholding tax payable of $75,282 (December 31, 2021 - $89,236) legal expense payable of $149,240 (December 31, 2021 - $174,598,) and other items aggregating nil (December 31, 2021 - $86,679). Accrued expenses as of December 31, 2021, also included $500,000 related to reimbursement for satisfaction of secured debt of seller of IP asset.

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

On June 30, 2022, the Company executed the definitive agreement with arm’s length accredited institutional investors (the “Investors”) for a $14,025,000 principal debentures with a 10% original issue discount (the “Debentures”) for gross proceeds of $12,750,000. The interest rates on the Debentures are 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments and began on September 1, 2022. The Debenture may be extended by six months at the election of the Company by paying a sum equal to six months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum. The Debentures are convertible into common shares at $2.22 per share. The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The Debenture Warrants strike price and the Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. Due to the currency of these features being different from the Company’s functional currency the Debenture Warrants and Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 8. The transaction costs incurred in relation to the Debentures were $1,634,894.

The cash proceeds were received on July 7, 2022.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	September 30, 2022
Principal (initial)	12/31/2024	5.00% - 8.00%	$14,025,000
Repayments and conversions			(1,272,000)
Debt issuance costs and discounts (Note 6 & 8)			(8,670,613)
Total Debentures (current)			$4,082,387

During the nine months ended September 30, 2022, the Investors converted $150,000 of convertible debentures into 67,568 shares of the Company resulting in a $93,973 gain on the conversion of convertible debentures.

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

The balance at September 30, 2022 was $43,773, adjusted for foreign currency exchange adjustments of $3,553.

8. DERIVATIVE LIABILITIES

Warrant Liabilities

As of September 30, 2022, the warrant liabilities represent aggregate fair value of publicly traded 3,088,198 Series A warrants, 135,999 representative’s warrants and 4,106,418 Debenture Warrants. The fair value of the IPO warrants and representative’s warrants amount to $692,877 (December 31, 2021 - $1,418,964) and were categorized as a Level 1 financial instrument. The fair value of the Debenture Warrants amounted to $3,650,000 (June 30, 2022 - $4,080,958) and were categorized as a Level 3 financial instrument. As at September 30, 2022 the Company utilized the Monte Carlo option-pricing model (June 30, 2022 – Black-Scholes option-pricing model) for the Debenture Warrants using the following assumptions: stock price $1.50 (June 30, 2022 - $2.31), dividend yield – nil (June 30, 2022 – nil), expected volatility 90.0% (June 30, 2022 – 58.3%), risk free rate of return 4.25% (June 30, 2022 - 3.14%), and expected term of 3.25 years (June 30, 2022 – expected term of 3.5 years).

The representative’s warrants are exercisable one year from the effective date of the registration statement for the IPO and will expire three years after the effective date. The exercise price of the representative’s warrant is $6 per share. The warrants have been deemed compensation by FINRA and are therefore subject to a six-month lock-up pursuant to Rule 5110(e)(1) of FINRA. The underwriter (or permitted assignees under Rule 5110(e)(1)) will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will they engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of six-month from the date of this prospectus. The exercise price and number of shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or recapitalization, reorganization, merger or consolidation.

The fair value change on the IPO and representative’s warrant liabilities amounted to $640,540 and is recorded in the statement of comprehensive loss for the nine months ended September 30, 2022.

Debenture Convertible Feature

On June 30, 2022, the Company issued Debentures with an equity conversion feature, see Note 6. The fair value of the Debentures’ convertible features were $2,249,000 on September 30, 2022 (June 30, 2022 - $3,336,535) and were categorized as a Level 3 financial instrument. As at September 30, 2022 the Company utilized the Monte Carlo option-pricing model (June 30, 2022 – Black-Scholes option-pricing model) for the convertible feature using the following assumptions: stock price $1.50 (June 30, 2022 - $2.31), dividend yield – nil (June 30, 2022 – nil), expected volatility 90.0% (June 30, 2022 – 101.0%), risk free rate of return 4.22% (June 30, 2022 - 3.14%), discount rate 18.93% (June 30, 2022 – not applicable), and expected term of 2.25 year (June 30, 2022 – 1 year).

Changes in the fair value of Company’s Level 3 financial instruments for the nine months ended September 30, 2022 were as follows:

	Debenture Warrants	Debenture Convertible Feature	Total
Beginning balance	$-	$-	$-
Additions	4,080,958	3,336,535	7,417,493
Conversions	-	(63,723)	(63,723)
Change in fair value	(191,957)	(850,992)	(1,042,949)
Effect of exchange rate changes	(239,001)	(172,820)	(411,821)
Balance at September 30, 2022	$3,650,000	$2,249,000	$5,899,000

The fair value of the debenture warrants and debenture convertible feature includes the volatility and risk-free rate.

9. SHARE CAPITAL

	Nine months ended September 30, 2022
	# of shares	Amount
Common shares issued for bonuses and compensation	184,563	$432,054
Common shares issued for conversion of convertible debt	67,568	131,532
Common shares issued to consultants	259,767	801,457
Total common shares issued	511,898	$1,365,043

	Nine months ended September 30, 2021
	# of shares	Amount
Common shares issued for cash	3,127,998	$13,262,712
Common shares issued for conversion of series A preferred stock	2,258,826	6,717,873
Common shares issued on exercise of warrants	39,800	238,800
Common shares issued on cashless exercise of options	820,029	-
Common shares issued for bonus	98,356	514,066
Common shares issued for consulting services	62,237	349,809
Common shares issued for settlement of accrued director’s fee	19,992	46,783
Common shares issued for dividend on preferred shares	189,004	735,932
Share issue costs	-	(2,099,842)
Total common shares issued	6,616,242	$19,766,133

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	September 30, 2022	September 30, 2021
Warrants	9,876,680	5,864,200
Options	635,569	724,037
Convertible debentures	5,744,595	-
Total anti-dilutive weighted average shares	16,256,844	6,588,237

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

The components of lease expenses were as follows:

Nine months ended September 30, 2022
Operating lease cost	$226,098
Short-term lease cost	12,630
Total lease expenses	$238,728

The Company has an operating lease for its office lease in Canada with a remaining lease term of seven years. The discount rate was 7.0%. The Company has no finance leases.

11. COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company entered an operating lease for office space. The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

Remaining 2022	$66,677
2023	267,886
2024	277,074
2025	292,826
2026	292,826
Subsequent years	805,272
Total minimum lease payments	2,002,561
Less: imputed interest	(481,693)
Total lease liability	1,520,868
Current portion of lease liability	(244,358)
Non-current portion of lease liability	$1,276,510

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2022:

2022	$1,683,000
2023	6,732,000
2024	4,338,000
$12,753,000

Contingencies

Litigation

As at September 30, 2022, the Company had no contingencies to disclose.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 10, 2022, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to September 30, 2022, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

On October 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

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

PHASE 1: COMPLETED: 2017-2021

●	Conceptualization, engineering, and design of facility and systems (Completed).
●	Completed selection process of key environmental systems with preferred vendors (Completed).
●	The signing of revenue contracts with the Exclusive Independent Operator (EIO) for the first three facilities completed (Completed).
●	The arrangement of three offtake agreements signed with Exclusive Independent Operator (EIO) for those three facilities when complete. (Subsequently these agreements were terminated in Q2 2021).
●	ForceFilm material ordered (Completed).

PHASE 2: 2022-2024:

●	Purchase of the land parcel in Coachella, CA
●	Complete new contracts’ structures for those first three facilities with new independent operators.
●	Site preparation and utilities infrastructure build out for the campus (up to eight facilities).
●	Fit out and complete genetics lab for micropropagation, breeding, and R&D to achieve near term revenue (8 months) of the sale of tissue culture clones for variant crops.
●	Additional raw materials procurement of AgriFORCE IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions in order to develop a small-scale vertical grow house.
●	Focus on the delivery and installation of the first facility.
●	Initiate the design of a R&D facility for food solutions and plant-based pharma.

PHASE 3: 2024-2027:

●	Compete construction of first facility and commence operations
●	Focus on the delivery and installation of the second and third facilities. Proof of quantitative and qualitative benefits are expected to drive both sales pipeline acceleration for subsequent years.
●	Complete the design and construction of a` R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Construct small scale vertical grow house and operate successfully.
●	Finalize the design and engineering of vertical grow solution with construction commencement late in the third year. Commence engagement with local restaurants and grocery stores and develop a vertical grow house branding strategy.

PHASE 4: 2027:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other states whilst also introducing the grow house to other international markets with a view to securing additional locations and markets by year four.
●	Targeted additional contracts of three facilities.
●	Commence and complete first vertical grow commercial facility to serve Southern California market by end of year 4.

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

Below is a summary of the intended strategy with respect to the Company’s M&A strategy:

Strategy

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2022 and 2021 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended September 30, 2022 as compared to September 30, 2021 by $1,028,477 or 43%, primarily due to an increase in consulting expenses by $393,212 and an increase in professional fees by $1,036,583 for third party consultants providing services related to financial advisory services and strategic acquisitions, an increase in wages and salaries of $145,618 for additional employees hired post IPO and an increase to sales and marketing expenses of $95,750 for brand recognition, brand identity and graphic design expenses related to un(Think) Food brand. This was partially offset by a decrease in share-based compensation of $347,141 due to increased vesting of options issued in Q2 2021 and a decrease in investor and public relations of $279,080 due to a significant post IPO marketing campaign that began in Q3 2021 and did occur in Q3 2022. All other items aggregate $16,465.

Operating expenses increased in the nine months ended September 30, 2022 as compared to September 30, 2021 by $6,404,280 or 161%, primarily due to an increase in wages and salaries by $1,954,797 for additional employees hired post IPO, increase in professional fees by $1,664,732 and consulting expenses of $1,410,034 for third party consultants providing services related to financial advisory services and strategic acquisitions, increase in research and development by $359,655, increase in sales and marketing expenses of $186,132 for public brand recognition, brand identity and graphic design expenses related to un(Think) Food brand, increase in travel and entertainment of $174,874 due to trips related to M&A activity including Delphy Groep BV, increase to lease expense of $166,255 due to office rental that began in late 2021 and an increase in office and administrative expenses by $547,766 for additional insurance and increased costs as the Company entered into growth phase post IPO and increased its staff and operations. This is partially offset by other items aggregating $59,965.

Other (Income) / Expenses

Other expenses for the three months ended September 30, 2022 increased primarily due to accretion interest on senior secured debentures of $1,631,653. This was offset by the change in fair value of derivative liabilities of $646,067 from a decreased stock price and a decrease in issuance cost related to warrants of $375,123. All other items aggregate $65,928.

Other income for the nine months ended September 30, 2022 increased primarily due to the change in fair value of derivative liabilities of $864,529 from a decreased stock price and a decrease in issuance cost related to warrants of $375,123. This was offset by an increase in accretion interest on senior secured debentures of $1,204,293. All other items aggregate $163,627.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $10,120,501 for the nine months ended September 30, 2022, and a net loss of $3,915,207 for the nine months ended September 30, 2021. We have recorded an accumulated deficit of $30,021,493 as of September 30, 2022 and $19,900,992 as of December 31, 2021. Net cash used in operating activities for the nine months ended September 30, 2022 and September 30, 2021 was $8,859,587 and $3,017,468, respectively.

We had $7,869,028 in cash as at September 30, 2022 as compared to $7,775,290 as at December 31, 2021.

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

Cash Flows

The net cash used by operating activities for the nine months ended September 30, 2022 is attributable to an increase operating costs associated with an increase in wages and salaries by $1,954,797 for additional employees hired post IPO, increase in professional fees by $1,664,732 and consulting expenses of $1,410,034 for third party consultants providing services related to financial advisory services and strategic acquisitions. The resulting net loss was adjusted primarily by non-cash expenses related to accretion of interest on senior secured debentures of $1,688,672, share based compensation of $282,828, shares issued for consulting services of $708,162, and shares issued for bonus and compensation of $432,054. This was partially offset by a non-cash change in the fair value of derivative liabilities of $1,683,489. Changes in operating assets and liabilities decreased for the nine months ended September 30, 2022 which was mainly due to lease liabilities decrease of $255,731 and offset by right-of-use asset of $249,038 with all other items aggregating $189,383. For the nine months ending September 30, 2021 net cash used by operating activities was attributable to an increase in operating costs associated with an increase in wages and salaries by $409,112 for additional employees hired post IPO, increase in consulting expenses of $258,200 for third party consultants providing services related to financial advisory services, increase in office and administrative expenses of $292,237 as the Company entered into growth phase post IPO and an increase in investor and public relations expense of $403,177 due to a significant post IPO marketing campaign that began in Q3 2021. The resulting net loss was adjusted primarily by non-cash expenses related to shared based compensation of $571,398, accretion of interest on senior secured debentures of $484,379, shares issued for consulting services amounting to $298,214, and loss on extension of debt term amounting to $59,055. This was offset by the change in fair value of derivative liabilities of $818,960. Changes in operating assets and liabilities decreased for the nine months ended September 30, 2021 which was caused by prepaid expenses and deposits of $266,832 from an office lease deposit and increased prepaid insurance and other items aggregating $22,574. This was offset by accounts payable and accrued liabilities increase of $210,330 due to accrued bonus’ and directors’ fees.

The net cash used in investing activities for nine months ended September 30, 2022 is related to the payment against acquisition of IP intangible asset of $500,000 and acquisition of equipment and leasehold improvement amounting to $93,259 due to increased staffing and office renovations, respectively. The net cash used in investing activities for nine months ended September 30, 2021 is related to the payment against acquisition of IP intangible asset of $225,000 and payment for construction in progress of $744,191.

Net cash used in financing activities for the nine months ended September 30, 2022 represents net proceeds from debentures of $12,750,000. This was partially offset by financing costs of debentures of $1,634,894 and repayments and interest paid on convertible debentures of $1,122,000 and $173,376, respectively. Cash flow from financing activities for the nine months ended September 30, 2021 mainly represents proceeds from the IPO net of underwriting discount and issue costs of $13,360,616, proceeds from issuance of senior secured debentures, net of transactions costs of $531,000, as well as proceeds from long-term loan of $15,932 which was offset by repayment of senior secured debentures of $750,000.

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

On July 12, 2021, the Company completed its IPO whereby it sold a total of 3,127,998 units, each consisting of one common share and one Series A warrant to purchase one common share, at a public offering price of $5.00 for gross proceeds of $15,639,990. The Company received net proceeds from the IPO of $14,388,791, after deducting underwriting discounts and commissions of $1,251,199.

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors for the purchase of $14,025,000 in principal amount of convertible debentures due December 31, 2024. On July 7, 2022, $12,750,000 of proceeds were received net of $1,275,000 in original issuance discount, less financing costs of $1,634,894.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended September 30, 2022 and 2021, included with this quarterly report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 4, 2022, the Company repurchased 16,875 common shares that was originally paid as compensation to an officer of the Company.

On August 24, 2022, the Company issued 22,523 common shares upon conversion of convertible debt.

On September 2, 2022, the Company issued 45,045 common shares upon conversion of convertible debt.

On September 30, 2022, the Company issued 60,910 common shares as part of compensation to Company’s officers.

On September 30, 2022, the Company issued to a consultant a total of 5,000 common shares.

On October 1, 2022, the Company issued to a consultant a total of 25,000 common shares.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: November 10, 2022	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

