Form 10-K
period 2022-12-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2023-03-14
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market
Series A Warrants	AGRIW	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022 was approximately $28,755,938. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

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

As of March 13, 2023, the registrant has 18,156,154 shares of common stock, no par value per share, outstanding.

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

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, AgriFORCE Growing Systems Ltd. (“AgriFORCE™” or the “Company”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

Item 1. Business

Overview

AgriFORCE™ was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, BC, Canada, V5Y 0M6.

Our Business

AgriFORCE™ is dedicated to positively transforming farm, food, and family every day, everywhere. We aim to achieve this goal by providing novel agriculturally focused consulting, facility solutions, and products & services through our Solutions division, and by leveraging innovative technologies and processes to deliver healthier more nutritious food to consumers through our Brands division.

The AgriFORCE™ Solutions division is dedicated to transforming modern agricultural development “Building from the Seed to Deliver sustainable, Efficient, and Healthier crops” through our integrated Agtech platform 2.0 combining knowledge and IP with CEA equipment solutions, including our FORCEGH+™” solution, implementing solutions that are best suited to the crops and environment chosen.

Our AgriFORCE™ Brands division is focused on the development and commercialization of plant-based ingredients and products that deliver more nutritious “Food to Table”. We will market and commercialize both branded consumer product offerings and ingredient supplies.

AgriFORCE™ Solutions

Understanding Our Approach – The AgriFORCE™ Precision Growth Method

Traditional farming includes three fundamental approaches: outdoor, greenhouse and indoor. AgriFORCE™ introduces a unique fourth method, the AgriFORCE™ precision growth method, which is informed by cutting-edge science and leveraging the latest advances in artificial intelligence (AI) and Internet of Things (IoT).

With a carefully optimized approach to facility design, IoT, AI utilization, nutrient delivery, and micro-propagation, we have devised an intricate, scientific and high success-oriented approach designed to produce much greater efficacy yields using fewer resources. This method is intended to outperform traditional growing methods using a specific combination of new and traditional techniques required to attain this efficiency. We call it precision growth. The AgriFORCE™ precision growth method focuses on addressing some of the most important legacy challenges in agriculture: environmental impact, operational efficiency and yield volumes.

The AgriFORCE™ precision growth method presents a tremendous opportunity to positively disrupt all corners of the industry. The market size of just the nutraceutical and plant-based pharmaceutical and vaccine/therapeutics market is over $500 billion. Including the traditional hydroponics high value crops and controlled-environment food markets, the addressable market approaches nearly $1 trillion. (1)(2)(3).

The AgriFORCE™ Model – Managing the Difficulties of Agricultural Verticals with Modern Technology and Innovation

Our intellectual property combines a uniquely engineered facility design and automated growing system to provide a clear solution to the biggest problems plaguing most high value crop agricultural verticals. It delivers a clean, self-contained environment that maximizes natural sunlight and offers near ideal supplemental lighting. It also limits human intervention and – crucially – it was designed to provide superior quality control. It was also created to drastically reduce environmental impact, substantially decrease utility demands, as well as lower production costs, while delivering customers daily harvests and higher crop yields.

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

The AgriFORCE™ Grow House

The Company is an agriculture-focused technology company that delivers innovative and reliable, financially robust solutions for high value crops through our proprietary facility design and automation IP to businesses and enterprises globally. The Company intends to operate in the plant based pharmaceutical, nutraceutical, and high value crop markets using its unique patented facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). The Company has designed FORCEGH+™ facilities to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible while substantially eliminating the need for the use of pesticides, fungicides and/or irradiation.

The Company continues to develop its solution for fruits and vegetables focusing on the integration of its current structure with a new form of vertical grow technology.

BUSINESS PLAN

PHASE 1 (COMPLETED):

●	Conceptualization, engineering, and design of facility and systems. (complete)
●	Completed selection process of key environmental systems with preferred vendors. (complete)
●	Selection and Land Purchase agreement in Coachella, CA subject to financing. (complete)
●	ForceFilm material ordered. (complete)

PHASE 2:

●	Complete the timing of financing for, and purchase of, the selected parcel in Coachella, CA, subject to market conditions,
●	Complete feasibility study for new contracts’ structures for facilities with new independent operators.
●	Identify procurement of AgriFORCE™ IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions.
●	Initiate the design of an R&D facility for food solutions and plant-based pharma.

PHASE 3:

●	Complete the delivery and installation of facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Complete the design of an R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Review potential licensing opportunities for the Solutions patent portfolio.

PHASE 4:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other geographies by introducing the FORCEGH+™ to other international markets with a view to securing additional locations and markets.

AgriFORCE™ Brands

The Company purchased Intellectual Property (“IP”) from Manna Nutritional Group, LLC (“Manna”), a privately held firm based in Boise, Idaho on September 10, 2021. The IP encompasses a granted patent to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as produces a natural sweetener juice. The core process is covered under the Patent Nr. 11,540,538 in the U.S. and key international markets. The all-natural process is designed to unlock nutritional properties, flavors and other qualities in a range of modern, ancient and heritage grains, pulses and root vegetables to create specialized all-natural baking and all-purpose flours, sweeteners, juices, naturally sweet cereals and other valuation products, providing numerous opportunities for dietary nutritional, performance and culinary applications.

Wheat and Flour Market

Modern diet is believed to be a contributor to health risks such as heart disease, cancer, diabetes and obesity, due in part to the consumption of highly processed foods that are low in natural fiber, protein and nutrition; and extremely high in simple starch, sugar and calories. These “empty carbs” produce glycemic swings that may cause overeating by triggering cravings for food high in sugar, salt and starch. As an example, conventional baking flour is low in natural fiber (~ 2-3%), low-to-average in protein (~ 9%), and very high in starch (~ 75%)(4). Whole wheat flour is only marginally better.

(4) Based on protein, fiber, and starch content figures from a nationally certified independent laboratory, as compared to standard all-purpose flour.

In contrast, foods high in fiber help to satiate hunger, suppress cravings and raise metabolism(5). They also assist in weight loss, lower cholesterol, and may reduce the risk of cancer, heart disease and diabetes.

Advantages of the UN(THINK)™ Foods IP

The Controlled Enzymatic Reaction & Endothermic Saccharification with Managed Natural Germination (“CERES-MNG”) patented process allows for the development and manufacturing of all-natural flours that are significantly higher in fibers, nutrients and proteins and significantly lower in carbohydrates and calories than standard baking flour.

CERES-MNG baking flour produced from soft white wheat has 40 times more fiber, three (3) times more protein and 75% less net carbohydrates than regular all- purpose flour8 (6).

Source: Independent analysis by Eurofins Food Chemistry Testing Madison, Inc, February 2022

The CERES-MNG patent will help develop new flours and products from modern, ancient and heritage grains, seeds, legumes and tubers/root vegetables.

(5) https://my.clevelandclinic.org/health/articles/14400-improving-your-health-with-fiber

(6) Based on protein, fiber, and starch content figures from a nationally certified independent laboratory, as compared to standard all-purpose flour.

Products that AgriFORCE™ intends to develop for commercialization from the CERES-MNG patented process under the UN(THINK)™ foods brand:

-	High protein, high fiber, low carb modern, heritage and ancient grain flours (for use in breads, baked goods, doughs, pastry, snacks, and pasta)
-	Protein flours and protein additives
-	High protein, high fiber, low carb cereals and snacks
-	High protein, high fiber, low carb oat based dairy alternatives
-	Better tasting, cleaner label high protein, high fiber, low carb nutrition bars
-	High protein, high fiber low carb nutrition juices
-	Sweeteners – liquid, granulated
-	High protein, high fiber, low carb pet foods and snacks

We intend to commercialize these products behind three (3) main sales channels:

-	Ingredients
-	Branded ingredients
-	Consumer brand

The business opportunity for AgriFORCE™ to successfully commercialize premium specialized products from the UN(THINK)™ foods IP – by capturing a conservatively very small percentage share of the category it is targeting to enter in the premium segments. We estimate these revenues to be between $500 million and $1 billion by 2030 (excluding any potential revenues from the Maltose-Power Juice applications).

	Breads &Bakery	Functional Flours	Pulse Flours	Dairy Alternatives	Nutrition Bars	Total
Global market size of target categories	$222B	$48B	$17B	$6B	$45B
Potential market share	0.1%	1%	1%	1%	0.1%
AgriFORCE™ potential net revenues	$100-200M	$200-480M	$100- 170M	$30-60M	$20-40M	$450-950M

Sources: Grand View Research Reports, San Francisco CA, 2018 Estimates.

While we are working on setting up a pilot plant in Canada to produce the UN(THINK)™ power wheat flour for the end of 2023, our patented process allows us to develop a gold-standard sprouted wheat flour, which we have qualified and have made available for sale through brokers as of January 2023 in Canada and the USA, under the UN(THINK)™ Awakened Grains™ brand. This new Awakened Grains™ flour will provide enhanced nutrition with over five times more fiber, up to two times more protein and 77% of net carbs versus conventional all purpose flour (source: Eurofins Food Chemistry Madison, Inc, December 2022).

BUSINESS PLAN

AgriFORCE™’s organic growth plan is to actively establish and deploy the commercialization of products, following the acquisition of the Manna IP, is focused on four distinct phases:

PHASE 1 (COMPLETED):

●	Product and process testing and validation. (completed)
●	Filing of US and international patent. (completed)
●	Conceptual engineering and preliminary budgeting on commercial pilot plant. (completed)
●	Creation of the UN(THINK)™ foods brand. (completed)
●	Qualification and operational and commercial set up of the Awakened Grains™ line of products (completed)

PHASE 2:

●	Launch of the UN(THINK)™ Awakened Grains™ sprouted flour range of products in business to business (“B2B”) and direct to consumers (“D2C”) channels.
●	Design, build, start-up, and operation of the pilot plant for the fully processed and patented flours
●	Develop range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice based protein flours.
●	Collaborate with Nutritional Flour Medical Research Institute (an IRS section 501(c)(3) Medical Research Organization) funded by private & public research grants.

PHASE 3:

●	Launch first range of fully patent processed products in US/Canada (UN(THINK)™ power wheat flour.
●	Drive business with finished products in D2C, retail, food service.
●	Drive business as ingredients for bakery, snack and plant based protein products manufacturers.
●	Develop manufacturing base through partnerships and licensing.
●	Conceptual engineering and preliminary budgeting on large-scale processing plant.

PHASE 4:

●	Expand product range in US/Canada.
●	Expand business to other geographies internationally.
●	Design, build, start-up, and operation of large-scale processing plan.

Merger and Acquisition (“M&A”)

With respect to M&A growth, the Company is aggressively pursuing acquisitions in the agriculture technology space. The Company believes that a buy and build strategy will provide unique opportunities for innovation across each segment of the Ag-Tech market we serve. Our unique IP combined with the know-how and IP of acquired companies will create additional value if the way we grow or produce crops. The Company believes there is currently no other public traded publicly in the United States pursing this model.

Manna Nutritional Group Asset Acquisition

On September 10, 2021, the Company signed a definitive asset purchase agreement to acquire food production and processing IP from Manna.

On May 10, 2022, the Company completed an amendment to its asset purchase agreement with Manna Nutritional Group LLC, dated September 10, 2021. The amendment required the issuance of prefunded warrants instead of shares over several tranches and contained covenants to obtain shareholder approval of the acquisition transactions before the prefunded warrants can be exercised into Company common shares.

The transaction was fully approved by the shareholders on December 15, 2022. The Company paid consideration of $1,475,000 in cash and issued 7,379,969 prefunded warrants valued at $12,106,677 adjusted for foreign exchange differences of $492,300. Subject to a 9.99% stopped and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants will be converted into an equal number of common shares.

Delphy Groep BV Acquisition

On February 10, 2022, the Company signed a definitive share purchase agreement (the “Delphy Agreement”) to acquire Delphy, a Netherlands-based AgTech consultancy firm, for €23.5 million through a combination of cash and stock. The definitive agreement follows the binding letter of intent as previously announced in the Company’s press release in October 2021. Delphy, which optimizes production of plant-based foods and flowers, has multinational operations in Europe, Asia, and Africa, with approximately 200 employees and consultants. Delphy’s client list includes agriculture companies, governments, universities, and leading AgTech suppliers, who turn to the company to drive agricultural innovation, solutions, and operational expertise. The Delphy Agreement was negotiated at arm’s length and is not a related party transaction.

On September 22, 2022, the Company entered an amendment to the Delphy Agreement, pursuant to which the parties agreed to reduce the total purchase from €$23.5 million to €17.7 million, plus a potential earnout of up to €6.0 million over two (2) years, based on achieving future performance milestones. The Company also agreed to pay interest in the amount of €0.2 million on the purchase price and additional interest from November 15, 2022 up to January 15, 2023 (the “Long Stop Date”).

Management is currently in negotiating an amendment which will extend the Long Stop Date past January 15, 2023. Neither party has provided notice to terminate the agreement.

Deroose Plants NV Binding Letter of Intent

On February 23, 2022, the Company signed a binding letter of intent (the “Deroose LOI”) with Deroose Plants NV (“Deroose”), one of the largest tissue culture propagation companies in the world with a leadership position in horticulture, plantation crops, and fruit and vegetables. Founded in 1980, Deroose has multi-national operations in Europe, North America, and Asia, and over 800 employees.

The Deroose LOI is subject to completion of standard due diligence and entry into a definitive purchase agreement, which shall include commercially standard terms and conditions, including, but not limited to, representations and warranties, covenants, events of default and conditions to closing.

The net purchase price by the Company is expected to be approximately €61 million. The purchase price represents approximately €41 million for the Deroose business on a cash and debt free basis and €20 million for the genetic IP portfolio.

The parties are working through the Letter of Intent. Neither party has provided notice to terminate the agreement.

Stronghold Land Acquisition

On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California. The purchase price is $4,300,000, payable as follows: (i) $1,500,000 in cash and (ii) $2,800,000 in restricted shares of common stock of the Company. The stock is being issued in the form of prefunded warrants in two tranches: (i) $1,700,000 (695,866 prefunded warrants) issued within five days of entry into the PSA, and (ii) $1,100,000 (450,266 prefunded warrants) at closing of the transaction. The first tranche shall be void if closing of the transaction does not occur by March 31, 2023. The prefunded warrants per share exercise price is $2.443 which is subject to certain adjustments. Issuance of all securities in this transaction are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Under the terms of the agreement, Stronghold must complete certain permitting, zoning, and infrastructure work by March 31, 2023, to close the transaction.

Corporate Structure

The Company currently has the following wholly-owned subsidiaries, which perform the following functions – AgriFORCE Investments holds the Company’s U.S. investments, West Pender Holdings retains real estate assets, West Pender Management is a management company, AGI IP holds the Company’s intellectual property in the U.S., un(Think) Food Company will manufacture food products in the U.S. and un(Think) Food Company Canada Ltd. manufactures food products in Canada:

Name of Subsidiary	Jurisdiction of Incorporation	Date of Incorporation
AgriFORCE Investments Inc. (US)	Delaware	April 9, 2019
West Pender Holdings, Inc.	Delaware	September 1, 2018
AGI IP Co.	Nevada	March 5, 2020
West Pender Management Co.	Nevada	July 9, 2019
un(Think) Food Company	Nevada	June 20, 2022
un(Think) Food Company Canada Ltd.*	British Columbia	December 4, 2019

*	un(Think) Food Company Canada Ltd. changed its name from Daybreak AG Systems Ltd. during the year ended December 31, 2022.

Summary Three Year History

From the date of Incorporation (December 22, 2017) to the date of this filing, the Company has largely been engaged in completion of its initial corporate organization, assembling its management team, completing the design and engineering of its IP and filing the appropriate intellectual property protection and taking the initial steps to implement its business plan through the commencement of initial operations. Significant milestones during this period are as follows:

●	The Company has substantially finalized the final design and engineering drawings for the FORCEGH+™.

●	On November 30, 2021, the Company signed an offtake agreement with Humboldt Bliss, Ltd., a Barbadian limited company (“Humboldt”). Under the terms of the contract, AgriFORCE™ is responsible for constructing its proprietary facility and providing the full Standard Operating Procedures (“SOP”s) of the FORCEGH+™ and Humboldt is responsible for securing the project’s land as well as operating the facility. David Welch, a director of the Company, owns a controlling interest in Humboldt and is a related party. Mr. Welch recused himself from the final deliberation and approval of the agreement by the board.

●	On February 18, 2022, the Company signed a license agreement with Radical Clean Solutions Ltd (“Radical”), a New York corporation that has developed a patent pending product line consisting of smart hydroxyl generation systems to eliminate 99.99+% of all pathogens, virus, mold, volatile organic compounds and allergy triggers, to commercialize the proprietary hydroxyl generating devices within the controlled environment agriculture (“CEA”) and food manufacturing industries. The license grants the rights to AgriFORCE™ in perpetuity as well as joint patent ownership rights for application in CEA. The Company has been working on commercializing these devices for food manufacturing plants, greenhouses, vertical growing facilities, as well as food, storage, and produce transportation. This is with a goal to drive food security, improve product freshness, and lengthen shelf-life.

●	On May 18, 2022, the Company completed the acquisition of the food processing intellectual property of Manna Nutritional Group (Manna).

Financing

On March 24, 2021, the Company entered into a securities purchase agreement with certain accredited investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021 (the “Bridge Loan”). On June 24, 2021, the due date was extended to July 12, 2021. The imputed interest rate is encompassed within the original issue discount of the debentures and no additional cash interest was due. The debentures were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to certain purchasers who are accredited investors within the meaning of Rule 501 under the Securities Act of 1933, as amended. Each debenture holder will receive a warrant to purchase shares of common stock in an amount equal to 50% of the principal amount divided by 80% of the initial public offering price of the Company’s common stock. The warrants are exercisable at 80% of the initial public offering price. Transaction costs of $69,000 have been recorded in connection with the Bridge Loan. The Bridge Loan was fully repaid on July 13, 2021.

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors (the “Convertible Debt Investors”) for the purchase of $14,025,000 in convertible debentures (the “Debentures”) due December 31, 2024. The interest rates on the Debentures are 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal monthly installments and began on September 1, 2022. The Debenture may be extended by six months at the election of the Company by paying a sum equal to six months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum. The Debentures are convertible into common shares at $2.22 per share. The Convertible Debt Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Convertible Debt Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. On January 17, 2023, the Convertible Debt Investors purchased an additional tranche of $5,076,923. The convertible debt and warrants were issued with an exercise price of $1.24. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the Debentures and the Debenture Warrants to $1.24.

Intellectual Property

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

Patents

We hold seven (7) patents in the United States and 15 international patents. We also have 18 pending patent applications. These patents and patents applications are directed to, among other things, technologies planned to be utilized in FORCEGH+™ and UN(THINK)™ foods.

Competitor Comparison and Differentiation

Solutions

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

Brands

Our patented technology naturally processes and converts grains, pulses, and root vegetables into low-starch, low-sugar, high-protein fiber-rich baking flour products. The Company is developing a range of consumer products to transform the consumers’ diet in multiple verticals.

The Company’s UN(THINK)™ power flour has 40 times more fiber, 3 times more protein, and 75% less net carbs than regular all-purpose flour8.

(8) Based on protein, fiber, and starch content figures from a nationally certified independent laboratory, as compared to standard all purpose flour.

Recent Developments

Convertible Debt Financing

On January 17, 2023, the Convertible Debt Investors purchased an additional tranche of $5,076,923 in convertible debentures and received 2,661,289 warrants. The convertible debt and warrants were issued with an exercise price of $1.24. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the Debentures and the Debenture Warrants to $1.24.

Berry People LLC Binding Letter of Intent

On January 24, the Company announced it has entered into a binding letter of intent (“BP LOI”) to acquire Berry People LLC, (“Berry People”), a berry business with an increasingly international footprint and a scalable business model. The acquisition bolsters the AgriFORCE™ Brands division and allows the Company to realize commercial synergies with UN(THINK)™.

Berry People was founded in 2017 by berry industry veterans to create a new platform to meet market demand for a branded, year-round supply of organic and conventional berries. Berry People quickly established a recognized global trade brand and scalable operations, comprised of over 200 retail and foodservice clients and over 100 grower and exporter clients across the US, Canada, Mexico, and Peru. Berry People had net revenues of USD $37 (unaudited) million for the year ended December 31, 2022.

The LOI states, among other things that:

●	the transaction will be subject to completion of due diligence to the Company’s satisfaction and, after satisfactory due diligence, the reaching of agreement on the terms of the purchase pursuant to a definitive purchase agreement, including conditions precedent for closing of the transaction;
●	the parties will sign the definitive purchase agreement no later than April 30, 2023, unless agreed to by both parties; and
●	Berry People will not enter into any negotiations with other parties for a period of three months following the execution of the BP LOI.

The BP LOI sets forth a purchase price of $28.0 million, consisting of $18.2 million in cash and $9.8 million in AgriFORCE™ restricted shares, will be paid at closing to acquire 70% of Berry People’s equity interests. Berry People will have the opportunity for future earnouts during the five years after closing based on future revenue and EBITDA targets associated with agreed upon growth targets.

In collaboration with AgriFORCE™, Berry People aims to further develop backward integration into agricultural production via farming joint ventures and deploy licensed and developed IP as part of a scalable franchising model. The berries market was $9.65 billion in 2021 in the U.S. alone7, with growth rates of around 10% or more each year since 2019— a trend that is expected to continue.

(7) As per IRI Integrated Fresh, Latest 52 WE 3/20/2022

Manna Patent Issuance

On January 3, 2023, Manna satisfied all its contractual obligations when the patent was approved by the US Patents Office and title was transferred to the Company. The Company issued 1,637,049 shares upon exercise of vested tranches of Manna’s prefunded warrants in relation to this transaction on January 3, 2023.

Employees

As of March 13, 2023, the Company has 15 employees and three consultants. The Company also relies on consultants and contractors to conduct its operations. The Company anticipates that it will be hiring additional employees to support its planned activities.

Operations

The Company primary operating activities are in California, USA and Saskatoon, Canada. The Company’s head office is located in Vancouver, Canada.

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

The Company currently has no revenues and does not have any history of revenue generating operations. The Company has been involved in the design and development of its CEA FORCEGH+™ facility which incorporates the Company’s AgriFORCE™ micropropagation laboratories, acquisition and advancement of the UN(THINK)™ foods IP, product base, development of its pilot plant, and transacting with potential revenue generating acquirees. While the Company has invested considerably in these business plans, no FORCEGH+™ facility has been constructed to date, the Company has not generated revenue from UN(THINK)™, nor has the Company completed any acquisition of revenue generating companies. The commercial or operating viability of the Company’s business plans have not been proven. There is no assurance that the revenue generated from its operations, and if those revenues, when and if generated, will be sufficient to sustain operations, nonetheless achieve profitability.

There is no assurance that the Company’s FORCEGH+™ facilities or micropropagation laboratories will operate as intended.

The Company’s initial state of its business operations will be to construct and deploy its initial FORCEGH+™ facility and micropropagation laboratories. However, the Company has yet to complete construction of any laboratories. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

●	there is no assurance that the laboratories will achieve the intended plantlet production rates;
●	the costs of constructing and operating the laboratories may be greater than anticipated;
●	the potential offtake partners who have indicated a willingness to deploy the laboratories at their existing cultivation operations may withdraw and determine not to deploy the laboratories;
●	there is no assurance that the facilities will deliver the intended benefits of high production yields, lower crop losses and reduced operation costs;
●	if the company is not able to fully develop the grow house or it does not operate as intended, it could prevent the company from realizing any of its business goals or achieving profitability;
●	the costs of constructing the grow houses may be greater than anticipated and the Company may not be able to recover these greater costs through increases in the lease rates, license fees and services fees that it charges to its customers; and
●	the costs of operating the grow house may be greater than anticipated.

There is no assurance that UN(THINK)™ will operate as intended.

The Company’s plans for developing and advancing the UN(THINK)™ are in its preliminary stages. The Company has yet to fully launch their range of products in either the B2B or D2C channels. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

●	the costs of constructing and operating the pilot plant may be greater than anticipated;
●	the potential B2B and D2C sales may not achieved the planned levels of sales;
●	there is no assurance that the pilot plant will deliver the planned production levels or scale;
●	if the company is not able to fully develop the pilot plan, it could prevent the company from realizing any of its business goals or achieving profitability;
●	the costs of operating the AgriFORCE™ pilot plant may be greater than anticipated.
●	the quality of product from the co-manufacturing may not be sufficient.
●	the cost from co-manufacturing may be greater than anticipated.
●	the demand for the products may not be as high as predicted.
●	the pricing of the products may deter potential buyers and may not cover the cost of production.
●	the brand may not attract sufficient volume.

We may not realize the anticipated benefits of, and synergies from, acquisitions and may become responsible for certain liabilities and integration costs as a result.

The businesses we have proposed to acquire have previously operated independently from us. The proposed integrations of our operations with the proposed businesses acquisitions are intended to result in financial and operational benefits, and business synergies. There can be no assurance, however, regarding when or the extent to which we will be able to realize these and other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts, system integrations, regulatory compliance, and other factors. Difficulties associated with the integration of the proposed business acquisitions could have a material adverse effect on our business.

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

The Company will require substantial additional capital in order to execute its business plan. Existing funds will not be sufficient and additional financing will be needed for this purpose and for other purposes. The Company plans to achieve this additional financing through equity and/or debt financing which will likely be dilutive to the position of then current shareholders. However, there is no assurance that this financing will be available at favorable terms, if at all, when required, given the Company’s small asset base and current lack of revenue.

The Company had negative cash flow for the year ended December 31, 2022.

The Company had negative cash flows from operating activities for year ended December 31, 2022. To the extent that the Company has negative cash flows from operating activities in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from operating activities, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

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

The Company expects to incur significant ongoing costs and obligations related to its planned investments. To the extent that these costs may be greater than anticipated or the Company may not be able to generate revenues or raise additional financing to cover these costs, these operating expenses could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could increase costs and have a material adverse effect on the business, results of operations and financial condition of the Company. The Company may not be able to recover sufficient revenues to offset its higher operating expenses or to recoup its initial capital investment. The Company may incur significant losses in the future for a number of reasons, including, unforeseen expenses, difficulties, complications and delays, and other unknown events. If the Company is unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

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

The Company may face significant competition from other nutritious food companies.

We face significant competition from other nutritious food companies. Many of our competitions may have established brands, more experience and competency in the industry, larger fulfillment infrastructure, significantly more marketing and other financial resources, and larger customers bases than we do. These factors may allow our competitions to achieve greater net sales and profits. The significant competition faced by the Company could have a material adverse effect on its business, operating results and financial condition.

If we are unable to protect our intellectual property, our business may be adversely affected.

There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Currently, our intellectual property includes provisional patents, patent applications, trademarks, trademark applications and know-how related to business, product and technology development. We plan on taking the necessary steps, including but not limited to the filing of additional patents as appropriate. There is no assurance any additional patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. Nonetheless, we currently rely on contractual obligations of our employees and contractors to maintain the confidentiality of our products. To compete effectively, we need to develop and continue to maintain a proprietary position with respect to our technologies, and business. The risks and uncertainties that we face with respect to intellectual property rights principally include the following:

●	Provisional protection may not result in full patents being granted, and any full patent applications that we file may not result in issued patents or may take longer than expected to result in issued patents;

●	we may be subject to interference proceedings;

●	other companies may claim that patents applied for by, assigned or licensed to, us infringe upon their own intellectual property rights;

●	we may be subject to trademark opposition proceedings in the U.S. and in foreign countries;

●	any patents that are issued to us may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us as invalid, unenforceable or not infringed;

●	other companies may independently develop similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies that we have licensed or developed;

●	any patents issued to us may expire and competitors may utilize the technology found in such patents to commercialize their own products; and

●	enforcement of patents is complex, uncertain and expensive.

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

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us or our clients by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Some competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

●	adversely affect relationships with future clients;

●	cause delays or stoppages in providing products;

●	divert management’s attention and resources;

●	require technology changes to our platform that would cause our Company to incur substantial cost;

●	subject us to significant liabilities; and

●	require us to cease some or all business activities.

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

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $32.8 million at December 31, 2022, a net loss of approximately $12.9 million, and approximately $12.1 million of net cash used in operating activities for the year ended December 31, 2022. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

Our management team will be required to devote substantial time to regulatory compliance which may divert our attention from the day-to-day management of our business.

Our management team will require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business. Regulatory compliance is increasingly complex and management may not have experience in all areas of public company compliance. The management team will seek assistance from external resources when appropriate for public company regulatory compliance and tax regulatory compliance for applicable jurisdictions.

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

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a risk. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

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

Certain provisions of our by-laws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. For instance, our by-laws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings.

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

We are incorporated under the Business Corporations Act (British Columbia) (the “BC Act”) and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BC Act and Delaware General Corporation Law (“DGCL”) that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BC Act generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BC Act a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

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

The market price of our common shares and Series A Warrants may be volatile, and you may not be able to resell your common shares and Series A Warrants at or above the acquisition price.

The market price for our common shares and Series A Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours;

●	general economic or political conditions in the United States or elsewhere;

●	any delay in development of our products or services;

●	failure to comply with regulatory requirements;

●	inability to commercially launch products and services and market and generate sales of our products and services,

●	developments or disputes concerning intellectual property rights;

●	our or our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	future sales of our common shares or other securities, including shares issuable upon the exercise of outstanding warrants or convertible securities or otherwise issued pursuant to certain contractual rights;

●	period-to-period fluctuations in our financial results; and

●	low or high trading volume of our common shares due to many factors, including the terms of our financing arrangements.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	taking advantage of an extension of time to comply with new or revised financial accounting standard; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Our Board of Directors may determine from time to time that it needs to raise additional capital by issuing additional shares of our common shares or other securities. Except as otherwise described in this filing, we will not be restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive common shares. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common shares and Series A Warrants, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preference shares, upon our liquidation, holders of our debt securities and preference shares, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common shares.

An investment in our Series A Warrants is speculative in nature and could result in a loss of your investment therein.

The Series A Warrants do not confer any rights of common share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common shares at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common shares and pay an exercise price of $6.00 per share, prior to three years from the date of issuance, after which date any unexercised Series A Warrants will expire and have no further value. Moreover, the market value of the Series A Warrants is uncertain and there can be no assurance that the market value of the Series A Warrants will equal or exceed their initial price. There can be no assurance that the market price of the common shares will ever equal or exceed the exercise price of the Series A Warrants, and consequently, whether it will ever be profitable for holders of the Series A Warrants to exercise the Series A Warrants.

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

Item 3. Legal Proceedings

We are subject to the legal proceeding and claims described in detail in “Note 17. Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

On March 13, 2023, the closing price for our common stock as reported on the Nasdaq Capital Market was $0.87 per share.

Securities outstanding and holders of record

On March 13, 2023, there were approximately 305 shareholders of record for our common stock and 18,156,154 shares of our common stock issued and outstanding.

Dividend Policy

We have never paid any cash dividends on our common shares. However, we have paid common share dividends on our preferred stock. Our preferred stock was retired and there were no preferred shares outstanding after the IPO. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common shares in the foreseeable future following this offering. Any future determination to pay cash dividends on our common shares will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information respecting equity compensation plans

The Company adopted a stock option plan originally on December 12, 2018 (the “Option Plan”), as amended, under which the compensation committee of the Board (the “Compensation Committee”) may from time to time in its discretion, recommend changes to the Option Plan to grant to directors, officers, employees and consultants of the Company non-transferable options to purchase common shares (“Options”). The Board of Directors review recommendations and approve changes. As of the date of this filling, the Company has 1,382,629 Options outstanding. The Option Plan was approved by the shareholders of the Company on June 10, 2019.

The following table provides information with respect to options outstanding under our Plan as at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	1,382,629	$3.30	431,986
Equity compensation plans not approved by security holders	-	-	-
Total	1,382,629	$3.30	431,986

Recent Sales of Unregistered Securities

The Company had the following sales of unregistered securities during the year ended December 31, 2022:

	# of shares	Amount
Common shares issued for bonuses and compensation	266,765	$520,230
Common shares issued for conversion of convertible debt	67,568	131,532
Common shares issued to consultants	284,767	853,457
Total common shares issued	619,100	$1,505,219

The Company had the following sales of unregistered securities from January 1, 2023 to March 13, 2023:

	# of shares	Amount
Common shares issued for conversion of vested prefunded warrants	1,637,049	$2,959,108
Common shares issued for conversion of convertible debt	71,807	1,038,073
Common shares issued to consultants	12,500	26,000
Total common shares issued	2,360,356	$4,023,181

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

Item 6. Selected Financial Data

As a registrant that qualifies as a smaller reporting company, AgriFORCE™ is not required to provide the information required by this Item.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Revenues

The Company has not generated any revenue since inception.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation. Operating expenses increased in the year ended December 31, 2022 by $6,727,450 as compared to December 31, 2021 primarily due to the following:

●	Wages and salaries increased by $2,156,838 due to increased headcount for the Company’s expansion of operations including UN(THINK)™.
●	Professional fees and consulting increased by $1,786,876 and $1,473,495, respectively due to increased legal and financial consulting services fees incurred for significant M&A activity.
●	Office and administrative increased by $547,604 due to increase in operational costs from the Company’s operational growth, increased headcount, and public company insurance and administration costs.
●	Investor and public relations expense increased by $159,087 due to increased Company campaigns during 2022 to increase Company awareness and provide information to the public.
●	Sales and marketing increased by $387,130 to support the ramp up of UN(THINK)™. Costs include brand development, marketing campaigns, and other miscellaneous marketing costs.
●	Share based compensation expense decreased by $375,426 due to previous issued options becoming fully vested during the 2022, decreasing the share based compensation recognized for graded vesting as well as lower market prices for 2022 option issuances.
●	Travel and entertainment increased by $211,240 due to increase in international travel for expanded Company operations and M&A activity.
●	Lease expense increased by $150,647 due to full year of Vancouver office lease for 2022. Vancouver office lease was entered into July 2021.
●	Shareholder and regulatory expense increased by $77,988 due to increased costs for public company regulatory and shareholder expenses for the full 2022 year. The Company completed their listing on July 12, 2021, as such 2021 had increased expense for 6 months of 2021.
●	Other expenditures amount to an additional $151,971 between 2021 and 2022.

Research and Development

During the year ended December 31, 2022, the Company spent $615,693 as compared to $474,338 for the year ended December 31, 2021 in research and development costs in relation to the license agreement with Radical, the testing, nutrient, and micro analysis for UN(THINK)™ food product development, as well as costs of design and construction for the Coachella land and its future structure. The following represents the breakdown of research and development activities:

	December 31, 2022	December 31, 2021
License agreement	$256,703	$-
Product development	179,563	296,931
Design and construction	179,427	177,407
	$615,693	$474,338

The increase in research and development expenses was due to product development costs for UN(THINK)™ food products.

Other (Income) / Expenses

Other income for the year ended December 31, 2022 increased due to the following:

●	Change in fair value of derivative liabilities showed a larger gain by $2,528,486 due to decreased derivative liabilities fair values.
●	Issuance cost related to warrants decreased by $374,465 due to no warrant issuance costs incurred during 2022.
●	Foreign exchange gain increased by $127,103 due to an increase in USD to CAD foreign exchange rates compared to 2021.
●	Gain on debt conversion of $93,973 (nil – 2021) from the conversion of $150,000 of convertible debentures into the Company’s common shares.
●	Other income increased by $75,823 from interest earned on cash deposited into savings accounts during the year.
●	Offset by an increase of accretion interest on debentures of $2,913,049 from the issuance of $14,025,000 in convertible debentures during the year.

Critical Accounting Policies and Estimates

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

Equity-linked instruments

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

The debenture conversion features are categorized as a Level 3 financial instrument. The Company utilized the Monte Carlo option-pricing for valuing the convertible features.

The Debenture Warrants are categorized as a Level 3 financial instrument. The Company utilized the Monte Carlo option-pricing model to value the Debenture Warrants.

The most subjective assumptions in such option pricing models include the implied volatility, expected term, risk-free rate and the probability of triggering the down-round provisions.

Share Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). .. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life, and expected volatility in the market value of the underlying common stock. The Company recognizes any forfeitures as they occur.

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

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $12,873,102 for the year ended December 31, 2022 compared to $6,643,116 for the year ended December 31, 2021; and recorded an accumulated deficit of $32,774,094 as of December 31, 2022 ($19,900,992 – December 31, 2021). Net cash used in operating activities for the year ended December 31, 2022 was $12,079,359 compared to $5,136,947 for year ended December 31, 2021.

We had $2,269,320 in cash as at December 31, 2022 as compared to $7,775,290 as at December 31, 2021.

Our future capital requirements will depend on many factors, including:

●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and foreign countries;
●	the costs of R&D activities we undertake to further develop our technology;
●	the costs of constructing our grow houses, including any impact of complications, delays, and other unknown events;
●	the costs of commercialization activities, including sales, marketing and production;
●	the costs of our M&A activity;
●	the level of working capital required to support our growth; and
●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at an early stage of development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The net cash used by operating activities for the year ended December 31, 2022 is attributable to a net loss of $12,873,102 due to operating costs which are mentioned above. The net loss was adjusted primarily by the following non-cash expenses:

●	Amortization of debt issuance costs of $3,057,825 from the issuance of $14,025,000 convertible debentures during the year.
●	Share issuances for consulting services and compensation as well as share-based compensation from vesting stock options of $760,162, $520,230 and $420,715, respectively due to increased business consulting and executive compensation.
●	This was partially offset by a non-cash change in the fair value of derivative liabilities of $3,719,869 due to decreased securities prices.

For the year ended December 31, 2021 net cash used by operating activities was attributable to net loss of $6,643,116 owing to wages, consulting expenses, professional fees, research and development expenses and general administrative expenses. The net loss was adjusted primarily by the following non-cash expenses:

●	Shared based compensation of $796,141; and
●	Shares issued for consulting services amounting to $321,121.

During the year ended December 31, 2022, the net cash used in investing activities is related to the payment against acquisition of IP intangible asset of $500,000 and acquisition of equipment and leasehold improvements amounting to $104,986 due to increased staffing and office renovations, respectively. Comparatively, investing activity for the year ended December 31, 2021 mainly included payments for acquisition of IP assets amounting to $225,000 and payments for construction in progress of $744,191.

Cash provided by financing activities for the year ended December 31, 2022 represents net proceeds from debentures of $12,750,000. This was partially offset by financing costs of debentures of $1,634,894 and repayments of $2,805,000 as well as payment of $750,000 for the acquisition of an intangible asset. The net cash provided by financing activities for the year ended December 31, 2021 mainly represents cash proceeds from the IPO of $13,360,616, net of underwriting discount and issue costs, proceeds from issuance of senior secured debentures, net of transaction costs of $531,000, proceeds from exercise of warrants of $238,800, as well as proceeds from long-term loan of $15,932, which was offset by repayment of senior secured debentures of $750,000.

Recent Financings

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors for the purchase of $14,025,000 in principal amount of convertible debentures due December 31, 2024. On July 7, 2022, $12,750,000 of proceeds were received net of $1,275,000 in original issuance discount, less financing costs of $1,634,894.

On January 17 and 18, 2023, the investors purchased additional tranches of convertible debentures for the principal amount of $5,076,923 due July 17 and 18, 2025.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, AgriFORCE™ is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AgriFORCE Growing Systems Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgriFORCE Growing Systems Ltd. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum llp

We have served as the Company’s auditor since 2020

Costa Mesa, CA

March 13, 2023

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	December 31, 2022	December 31, 2021

ASSETS

Current
Cash		$2,269,320	$7,775,290
Other receivable		48,941	32,326
Prepaid expenses and other current assets	4	598,342	309,040
Total current assets		2,916,603	8,116,656

Non-current
Property and equipment, net	5	121,672	40,971
Intangible asset	7	13,089,377	1,477,237
Operating lease right-of-use asset	16	1,540,748	-
Lease deposit, non-current		-	50,608
Construction in progress	6	2,092,533	2,079,914
Land deposit	4	2,085,960	-
Total assets		$21,846,893	$11,765,386

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	8	$1,147,739	$1,532,312
Contingent consideration payable	7	-	753,727
Debentures	9	3,941,916	-
Lease liability – current	16	271,110	-
Total current liabilities		5,360,765	2,286,039

Non-current
Deferred rent		-	12,954
Lease liability – non-current	16	1,250,060	-
Derivative liabilities	11	4,649,115	1,418,964
Long term loan	10	44,300	47,326
Total liabilities		11,304,240	3,765,283
Commitments and contingencies	17

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 15,795,798 and 15,176,698 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	12	27,142,762	25,637,543
Additional paid-in-capital	12	16,816,695	2,203,343
Obligation to issue shares	12	-	93,295
Accumulated deficit		(32,774,094)	(19,900,992)
Accumulated other comprehensive loss		(642,710)	(33,086)
Total shareholders’ equity		10,542,653	8,000,103

Total liabilities and shareholders’ equity		$21,846,893	$11,765,386

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US dollars)

For the years ended December 31, 2022 and 2021

	Note	2022	2021

OPERATING EXPENSES
Wages and salaries		$3,923,329	$1,766,491
Professional fees		2,669,022	882,146
Consulting		2,561,908	1,088,413
Office and administrative		1,327,739	780,135
Investor and public relations		907,436	748,349
Research and development	15	615,693	474,338
Share based compensation	12	420,715	796,141
Sales and marketing		387,130	-
Lease expense	16	318,962	168,315
Travel and entertainment		280,838	69,598
Shareholder and regulatory		221,083	143,095
Depreciation	5	22,413	11,797
Operating loss		(13,656,268)	(6,928,818)

OTHER EXPENSES / (INCOME)
Foreign exchange gain		(290,079)	(162,976)
Gain on conversion of convertible debt	9	(93,973)	-
Change in fair value of derivative liabilities	11	(3,719,869)	(1,191,383)
Accretion of interest on debentures	9	3,396,578	483,529
Write-off of deposit		-	151,711
Issuance cost related to warrants		-	374,465
Loss on extension of debt term		-	58,952
Other income		(75,823)	-

Net loss		(12,873,102)	(6,643,116)

Dividend paid to preferred shareholders		-	735,932

Net loss attributable to common shareholders		(12,873,102)	(7,379,048)

Other comprehensive loss
Foreign currency translation		(609,624)	(152,140)

Comprehensive loss attributable to common shareholders		$(13,482,726)	$(7,531,188)

Basic and diluted net loss attributed to common share		$(0.71)	$(0.66)

Weighted average number of common shares outstanding – basic and diluted		18,080,318	11,164,311

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US dollars, except share numbers)

		Common Shares		Series A Preferred Shares		Additional Paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Note	# of Shares	Amount	# of Shares	Amount	capital	shares	Deficit	income (loss)	Equity
Balance, December 31, 2020		8,441,617	$5,696,050	2,258,826	$6,717,873	$1,297,566	$94,885	$(12,521,944)	$119,054	$1,403,484
Shares issued for cash		3,127,998	13,262,712	-	-	-	-	-	-	13,262,712
Shares issued for conversion of series A Preferred Stock		2,258,826	6,717,873	(2,258,826)	(6,717,873)	-	-	-	-	-
Shares issued on exercise of warrants		39,800	238,800	-	-	44,644	-	-	-	283,444
Shares issued on cashless exercise of warrants		36,275	-	-	-	64,992	-	-	-	64,992
Shares issued on exercise of options		7,018	9,123	-	-	-	-	-	-	9,123
Shares issued on cashless exercise of options		820,029	-	-	-	-	-	-	-	-
Shares issued for bonus and compensation		159,775	648,449	-	-	-	-	-	-	648,449
Shares issued for consulting services		76,364	381,663	-	-	-	(1,590)	-	-	380,073
Share issued for settlement of accrued director’s fee		19,992	46,783	-	-	-	-	-	-	46,783
Shares issued for dividend on Preferred shares		189,004	735,932	-	-	-	-	(735,932)	-	-
Share issue costs		-	(2,099,842)	-	-	-	-	-	-	(2,099,842)
Share based compensation		-	-	-	-	796,141	-	-	-	796,141
Net loss		-	-	-	-	-	-	(6,643,116)	-	(6,643,116
Foreign currency translation		-	-	-	-	-	-	-	(152,140)	(152,140)
Balance, December 31, 2021		15,176,698	$25,637,543	-	$-	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for conversion of convertible debt	9 & 12	67,568	131,532							131,532
Shares issued for bonus and compensation	12	266,765	520,230							520,230
Shares issued for consulting services	12	284,767	853,457				(93,295)			760,162
Share issued for settlement of accrued director’s fee
Prefunded warrants issued	7					14,192,637				14,192,637
Share based compensation	12					420,715				420,715
Net loss								(12,873,102)		(12,873,102)
Foreign currency translation									(609,624)	(609,624)
Balance, December 31, 2022		15,795,798	$27,142,762	-	$-	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

For the years ended December 31, 2022 and 2021

	Note	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year		$(12,873,102)	$(6,643,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	22,413	11,797
Share based compensation	12	420,715	796,141
Shares issued for consulting services	12	760,162	321,121
Shares issued for compensation and bonuses	12	520,230	134,383
Amortization of debt issuance costs	9	3,057,825	483,529
Loss on extension of debt term		-	58,952
Write-off of deposit		-	151,711
Issuance cost related to warrants		-	374,465
Change in fair value of derivative liabilities		(3,719,869)	(1,191,383)
Gain on debt conversion		(93,973)	-
Changes in operating assets and liabilities:
Other receivables		(16,615)	(23,353)
Prepaid expenses and other current assets		(274,302)	(235,713)
Accounts payable and accrued liabilities		75,552	662,173
Right-of-use asset		297,034	-
Lease liabilities		(255,429)	-
Lease deposit, non-current		-	(50,608)
Deferred rent		-	12,954
Net cash used in operating activities		(12,079,359)	(5,136,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements		(104,986)	(25,522)
Payment against acquisition of intangibles	7	(500,000)	(225,000)
Return of deposit on purchase of land		20,000	-
Deposit for purchase of land		-	(12,000)
Construction in progress		(55,028)	(744,191)
Net cash used in investing activities		(640,014)	(1,006,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount		12,750,000	-
Repayment of convertible debentures		(2,805,000)	-
Financing costs of debentures		(1,634,894)	(69,000)
Payment for acquisition of intangible asset	7	(750,000)	-
Proceeds from initial public offering		-	15,639,990
Payment of IPO costs		-	(2,279,374)
Proceeds from exercise of warrants		-	238,800
Proceeds from long term loan		-	15,932
Proceeds from senior secured debentures - net		-	600,000
Repayment of senior secured debentures		-	(750,000)
Proceeds from exercise of options		-	9,123
Net cash provided by financing activities		7,560,106	13,405,471

Effect of exchange rate changes on cash		(346,703)	(139,931)
Change in cash		(5,505,970)	7,121,880
Cash, beginning of year		7,775,290	653,410
Cash, end of year		$2,269,320	$7,775,290

Supplemental cash flow information:
Cash paid during the period for interest		$338,753	$-

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of warrants issued in connection with issuance of debentures		$4,080,958	$-
Initial fair value of conversion feature of debentures		3,336,535	-
Prefunded warrants issued related to intangible assets		12,106,677	-
Prefunded warrants related to land deposit		2,085,960	-
Shares issued for conversion of convertible debt		131,532	-
Initial operating lease liability recognized under Topic 842		1,776,599	-
Initial lease right-of-use asset recognized under Topic 842		1,837,782	-
Initial fair value of warrants liability		-	374,028
Preferred stock dividend paid in common shares		-	735,932
Conversion of Series A preferred stock to common shares		-	6,717,873
Unpaid amount related to intangible assets included in accrued expenses		-	500,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

(Expressed in US Dollars, except where noted)

1. BUSINESS OVERVIEW

AgriFORCE Growing Systems Ltd. (“AgriFORCE™” of the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, British Columbia, Canada, V5Y 0M6.

The Company is an innovative agriculture-focused technology company that delivers reliable, financially robust solutions for high value crops through our proprietary facility design and automation Intellectual Property to businesses and enterprises globally through our AgriFORCE™ Solutions division (“Solutions”) and delivers nutritious food products through our AgriFORCE™ Brands division (“Brands”).

Solutions intends to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment(“FORCEGH+™”) The Company has designed FORCEGH+™ facilities to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We will market and commercialize both branded consumer product offerings and ingredient supply.

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

All inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name of entity:	Country of Incorporation	Purpose	Date of Incorporation
AgriFORCE Growing Systems Ltd.	Canada	Parent Company	Dec 22, 2017
un(Think) Food Company Canada Ltd.*	Canada	Food Product Manufacturing	Dec 4, 2019
West Pender Holdings, Inc.	United States	Real Estate Holding and Development Company	Sep 1, 2018
AgriFORCE Investments Inc.	United States	Holding Company	Apr 9, 2019
West Pender Management Co.	United States	Management Advisory Services	Jul 9, 2019
AGI IP Co.	United States	Intellectual Property	Mar 5, 2020
un(Think) Food Company	United States	Food Product Manufacturing	June 20, 2022

*	un(Think) Food Company Canada Ltd. changed its name from Daybreak AG Systems Ltd. on August 19, 2022.

un(Think) Food Company, a wholly owned subsidiary commenced operations in 2022 and their results are consolidated into the results of the Company.

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

Use of Estimates

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of derivative liabilities, valuation of embedded conversion feature, going concern, impairment as well as depreciation method. Actual results could differ from these estimates and those differences could be material.

Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $32.8 million at December 31, 2022, a net loss of approximately $12.9 million, and approximately $12.1 million of net cash used in operating activities for the year ended December 31, 2022. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2022 and 2021.

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

Depreciation is recognized on a straight-line basis to write down the cost less estimated residual value of computer equipment and furniture and fixtures. The following useful lives are applied:

Computer equipment	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lower of estimated useful life or remaining lease term

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

Definite Lived Intangible Asset

Definite lived intangible asset consists of a granted patent. Amortization is computed using the straight-line method over the estimated useful lives of the asset. Estimated useful lives of the granted patent is 20 years. Amortization expense is allocated to general and administrative expense. No amortization expense has been taken on the granted patent as it was available for use starting January 2023.

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

Leases

The Company determines at the inception of a contract if the arrangement is or contains a lease. A contract is or contains a lease if the contract gives the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

The Company’s contracts can contain both lease and non-lease components. The non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its leases as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities. These costs are expensed when the event determining the amount of variable consideration to be paid occurs.

Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company determines the present value of future lease payments by using its estimated secured incremental borrowing rate for that lease term as the interest rate implicit in the lease is not readily determinable. The Company estimates its incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments over a similar term.

Revenue Recognition

The Company has not recorded any revenues since its inception. However, in the future, the Company expects to generate returns from any or all the revenue sources below from its customers:

●	Rental income from facilities
●	Sales revenue from nutritious food products
●	Intellectual property income from the license of the facilities
●	Management and advisory fees from management service contracts

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

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. The number of common shares used in the loss per shares calculation includes all outstanding common shares plus all common shares issuable for which there are no conditions to issue other than time. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as stock options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year.

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

As part of the issuance of debentures on March 24, 2021 and June 30, 2022, the Company issued warrants having strike price denominated in U.S. Dollars. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

As of December 31, 2022, the Company’s warrant liability related to IPO warrants and representative’s warrant amounting to $275,115 (December 31, 2021 - $1,418,964) is reported at fair value and categorized as Level 1 inputs. The fair value of derivative liabilities related to the Debenture Warrants and Debenture Convertible Feature that were issued during the year amounted to $4,374,000 (December 31, 2021 - $nil) and were categorized as level 3 inputs. The Bridge Warrants that were issued and exercised in the year ended December 31, 2021 were also categorized as level 3 inputs. (See Note 9 and Note 11)

Income Taxes

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

There were no material uncertain tax positions as of December 31, 2022 and 2021.

Share Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). .. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life, and expected volatility in the market value of the underlying common stock. The Company recognizes any forfeitures as they occur.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted ASC 842 as of January 1, 2022 using the optional transition method to apply the standard as of the effective date. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. The Company elected to utilize the practical expedient to not separate lease and non-lease components for its existing lease. The Company has also elected not to present short-term leases on the consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because the Company’s lease does not provide an implicit rate of return, it used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the recognition of ROU assets of $1,776,599 and lease liabilities of $1,837,782 for operating leases on the consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statements of comprehensive loss and consolidated statement of cash flows.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2021 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASC 2020-06 is effective for emerging growth companies for fiscal years beginning after December 15, 2023. We are currently assessing the impact this guidance will have on our financial statements.

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND LAND DEPOSIT

	December 31, 2022	December 31, 2021
Deposits	$12,000	$32,000
Legal retainer	24,457	33,692
Prepaid expenses	436,496	214,445
Deferred offering costs	100,337	-
Others	25,052	28,903
	$598,342	$309,040

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

At December 31, 2022 the $2,085,960 of prefunded warrants were recorded under land deposit in relation to the Stronghold agreement. The prefunded warrant issuance may be rescinded and the warrants null and void if Stronghold does not meet all escrow performance conditions by March 31, 2023.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$86,979	$-
Computer equipment	39,112	22,708
Furniture and fixtures	37,590	39,997
Total property and equipment	163,681	62,705
Less: Accumulated depreciation	(42,009)	(21,734)
Property and equipment, net	$121,672	$40,971

Depreciation expense on property and equipment, was $22,413 and $11,797 for the years ended December 31, 2022 and 2021, respectively.

6. CONSTRUCTION IN PROGRESS

The Company engaged outside contractors to begin construction work on its first facility. As of December 31, 2022, $2,092,533 (December 31, 2021 – $2,079,914) represents progress payments related to facility construction.

7. INTANGIBLE ASSET

Intangible asset represents $13,089,377 (December 31, 2021 - $1,477,237) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patent-pending technologies to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners and baking enhancers. The Company paid $1,475,000 in cash and issued 7,379,969 prefunded warrants valued at $12,106,677 (the “Purchase Price”) adjusted for foreign exchange differences of $492,300. Subject to a 9.99% stopped and SEC Rule 144 restrictions the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants will be converted into an equal number of common shares.

Subsequent to the year end, Manna satisfied all of its contractual obligations when the patent was approved by the US Patents Office and title was transferred to the Company. The Company issued 1,637,049 shares in relation to this transaction on January 3, 2023.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The Company has further deemed the asset to be of indefinite life until the completion of the associated research and development activities. Once completed and commercialized, the asset will be amortized over its useful life.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2022	December 31, 2021
Accounts payable	$498,188	$414,117
Accrued expenses	365,521	981,027
Others	284,030	137,168
	$1,147,739	$1,532,312

Accrued expenses as of December 31, 2021, included $500,000 related to the purchase of the Manna IP.

9. DEBENTURES

On March 24, 2021, the Company entered into a securities purchase agreement with certain investors for the purchase of $750,000 in principal amount ($600,000 subscription amount) of senior secured debentures originally due June 24, 2021 (the “Bridge Loan”). The imputed interest rate is encompassed within the original issue discount of the debentures and no additional cash interest shall be due. Transaction costs of $69,000 have been recorded in connection with the Bridge Loan.

On June 24, 2021, the due date was extended, for which the Company paid an extension fee of 10,000 common shares with a fair value of $60,000. The senior secured debentures were repaid in full on July 13, 2021.

As part of the bridge loan, the debenture holder was issued warrants (the “Bridge Warrants”) to purchase 93,938 common shares for up to three years of the issuance date with a strike price of $3.99 per share.

On June 30, 2022, the Company executed the definitive agreement with certain institutional investors (the “Investors”) for a $14,025,000 principal debentures with a 10% original issue discount (the “Debentures”) for net proceeds of $12,750,000. The interest rates on the Debentures are 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal monthly installments and began on September 1, 2022. The Debenture may be extended by six months at the election of the Company by paying a sum equal to six months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum. The Debentures are convertible into common shares at $2.22 per share. The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The Debenture Warrants strike price and the Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. Due to the currency of these features being different from the Company’s functional currency the Debenture Warrants and Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 11. The transaction costs incurred in relation to the Debentures were $1,634,894.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	December 31, 2022
Principal (initial)	12/31/2024	5.00% - 8.00%	$14,025,000
Repayments and conversions			(2,955,000)
Debt issuance costs and discounts (Note 9 & 11)			(7,128,084)
Total Debentures (current)			$3,941,916

During the year ended December 31, 2022, the Investors converted $150,000 of convertible debentures into 67,568 shares of the Company resulting in a $93,973 gain on the conversion of convertible debentures.

Subsequent to the year end, the Investors purchased an additional tranche of $5,076,923. The convertible debt and warrants were issued with an exercise price of $1.24. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the Debentures and the Debenture Warrants to $1.24.

10. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,533 (December 31, 2021 - $31,417) (CAD$40,000) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,767 (CAD$20,000) (December 31, 2021 - $15,909 (CAD $60,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan is interest free for an initial term that ends on December 31, 2023. Repaying the loan balance on or before December 31, 2023 will result in loan forgiveness of up to a third of loan value (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 31, 2024 to December 31, 2025.

The balance at December 31, 2022 was $44,300 (CAD $60,000) (December 31, 2021 - $47,326 (CAD $60,000)).

11. DERIVATIVE LIABILITIES

The Company’s derivative liabilities consist of warrants, denominated in a currency other than the Company’s functional currency (the “Warrant Liabilities”) and conversion rights embedded in the Debentures, see Note 9 (the “Debenture Convertible Features”).

Warrant Liabilities

As of December 31, 2022, the Warrant Liabilities represent aggregate fair value of publicly traded 3,088,198 Series A warrants (“IPO Warrants”), 135,999 representative’s warrants (“Rep Warrants”) and 4,106,418 Debenture Warrants.

The fair value of the IPO Warrants and Rep Warrants amount to $275,115 (December 31, 2021 - $1,418,964) and were categorized as a Level 1 financial instrument. The Rep Warrants are exercisable one year from the effective date of the IPO registration statement and will expire three years after the effective date.

The fair value of the Debenture Warrants amounted to $2,917,000 (June 30, 2022 - $4,080,958) and were categorized as a Level 3 financial instrument. As at December 31, 2022 the Company utilized the Monte Carlo option-pricing model (June 30, 2022 – Black-Scholes option-pricing model) to value the Debenture Warrants using the following assumptions: stock price $1.13 (June 30, 2022 - $2.31), dividend yield – nil (June 30, 2022 – nil), expected volatility 95.0% (June 30, 2022 – 58.3%), risk free rate of return 4.22% (June 30, 2022 – 3.14%), and expected term of 3 years (June 30, 2022 – expected term of 3.5 years).

The changes in the fair value of the Bridge Warrants ($203,456 – 2021) was charged to the statement of comprehensive loss. The warrants were exercised on October 27, 2021 and accordingly, the warrant liability was extinguished. The fair value of the warrants prior to exercise was estimated at $64,992, determined using the Black-Scholes option pricing model and the following assumptions; stock price $2.16, dividend yield – nil, expected volatility 73%, risk free rate of return 0.94%, expected term of 3 years.

Debenture Convertible Features

On June 30, 2022, the Company issued Debentures with an equity conversion feature, see Note 9. The fair value of the Debentures’ convertible features was $3,336,535 on the issuance date and $1,457,000 as at December 31, 2022. These conversion features are categorized as a Level 3 financial instrument. As at December 31, 2022 the Company utilized the Monte Carlo option-pricing model (June 30, 2022 – Black-Scholes option-pricing model) for valuing the convertible feature using the following assumptions: stock price $1.13 (June 30, 2022 - $2.31), dividend yield – nil (June 30, 2022 – nil), expected volatility 95.0% (June 30, 2022 – 101.0%), risk free rate of return 4.41% (June 30, 2022 – 3.14%), discount rate 13.65% (June 30, 2022 – not applicable), and expected term of 2 years (June 30, 2022 – 1 year).

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2022 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2021	$1,418,964	$-	$-	$1,418,964
Additions	-	4,080,958	3,336,535	7,417,493
Conversions	-	-	(63,723)	(63,723)
Change in fair value	(1,086,562)	(966,141)	(1,667,166)	(3,719,869)
Effect of exchange rate changes	(57,287)	(197,817)	(148,646)	(403,750)
Balance at December 31, 2022	$275,115	$2,917,000	$1,457,000	$4,649,115

Due to the expiry date of the warrants and conversion feature being subsequent to December 31, 2023, the liabilities have been classified as non-current.

12. SHARE CAPITAL

a)	Authorized Share Capital

On March 1, 2019, the Company changed its share structure to replace Class – A voting shares with Common voting Shares, eliminated Class-B non-voting shares, and created a new series of Preferred shares with no par value and unlimited number of shares. Holders of Preferred shares shall be entitled to receive distribution ahead of holders of Common shares. In addition, Preferred shareholders are also entitled to a fixed premium (if specifically provided in the special rights and restrictions attached to a specific series of Preferred shares), prior to any distributions to holders of Common shares in the event of dissolution, liquidation or winding-up of the Company.

b)	Issued Share Capital

The Company had the following common share transactions during the year ended December 31, 2022:

	# of shares	Amount
Common shares issued for bonuses and compensation	266,765	$520,230
Common shares issued for conversion of convertible debt	67,568	131,532
Common shares issued to consultants	284,767	853,457
Total common shares issued	619,100	$1,505,219

The Company had the following common share transactions during the year ended December 31, 2021:

	# of shares	Amount
Common shares issued for cash	3,127,998	$13,262,712
Common shares issued for conversion of series A preferred stock	2,258,826	6,717,873
Common shares issued on exercise of warrants	39,800	238,800
Common shares issued on cashless exercise of warrants	36,275	-
Common shares issued on exercise of options	7,018	9,123
Common shares issued on cashless exercise of options	820,029	-
Common shares issued for bonus and compensation	159,775	648,449
Common shares issued for consulting services	76,364	381,663
Common shares issued for settlement of accrued director’s fee	19,992	46,783
Common shares issued for dividend on preferred shares	189,004	735,932
Share issue costs	-	(2,099,842)
Total common shares issued	6,735,081	$19,941,493

c)	Stock Options

The Company has adopted a stock option plan (the “Option Plan”) for its directors, officers, employees and consultants to acquire common shares of the Company. The terms and conditions of the stock options are determined by the Board of Directors.

On May 28, 2019, at the Company’s annual general meeting, shareholders approved an amendment to the Option Plan to increase the number of authorized shares subject to the Option Plan to 15% of the issued and outstanding shares of the Company (including any unconverted Series A Preferred Shares).

For the year ended December 31, 2022, the Company recorded aggregate share-based compensation expense of $420,715 (December 31, 2021 - $796,141) for all stock options on a straight-line basis over the vesting period.

As of December 31, 2022, 1,382,629 (December 31, 2021 – 717,019) Options were outstanding at a weighted average exercise price of $3.30 (December 31, 2021 - $5.63), of which 414,305 (December 31, 2021 – 280,938) were exercisable.

The amounts recognized as share-based payments and stock options are included in share-based compensation on the Statement of Loss and Comprehensive Loss.

As of December 31, 2022, there was $538,358 (December 31, 2021 - $634,626) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 2 years (December 31, 2021 – 3 years).

The following summarizes stock option activity during the years ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance at December 31, 2020	1,450,918	$2.01	4.38
Granted	509,788	$7.00	4.47
Exercised	(1,120,719)	$3.23	-
Forfeited	(28,947)	$4.75	-
Cancelled	(94,021)	$6.70	-
Balance at December 31, 2021	717,019	$5.63	4.48
Granted	747,060	$1.14	4.48
Forfeited	(25,542)	$7.00	-
Cancelled	(55,908)	$4.27	-
Balance at December 31, 2022	1,382,629	$3.30	4.24

The Company’s outstanding and exercisable stock options at December 31, 2022 were:

	Outstanding Options			Exercisable Options
Expiry Date	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
			$		$
June 30, 2026	210,489	3.50	3.51	210,489	3.51
May 31, 2026	320,351	3.42	7.00	160,176	7.00
July 15, 2026	55,445	3.54	7.00	23,100	7.00
September 30, 2026	49,284	3.75	7.00	20,540	7.00
November 18, 2027	747,060	4.88	1.14	-	-
Total Share Options	1,382,629	4.24	3.30	414,305	5.23

The following table summarizes the Company’s assumptions used in the valuation of options granted during the year ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Expected volatility	78.05%	80.00%
Expected term (in years)	3.07	3.31
Risk-free interest rate	3.35%	0.92%
Fair value of options	$0.60	$2.59

d)	Warrants

The Company’s outstanding warrants as of December 31, 2022 were:

	Number of warrants	Weighted average exercise price		Expiry Date
		$
Outstanding, December 31, 2020	2,546,065	7.46
Granted July 12, 2021	3,263,997	6.00		July 12, 2024
Granted July 28, 2021	93,938	3.99		July 28, 2024
Exercised in 2021	(133,738)	4.59		n/a
Outstanding, December 31, 2021	5,770,262	5.91
Granted June 30, 2022	4,106,418	2.44	[a]	December 30, 2025
Outstanding, December 31, 2022	9,876,680	4.91

(a) Subsequent to the year end, the issuance of additional tranches of Debentures triggered the down round provision, adjusting the exercise prices of the Debenture Warrants to $1.24 (Note 9).

e)	Loss per Common Share

Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2022 and December 31, 2021, since the effect of the Company’s warrants, stock options and convertible debentures are anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	December 31, 2022	December 31, 2021
Warrants	9,876,680	5,770,262
Options	1,382,629	717,019
Prefunded warrants	1,146,132	-
Convertible debentures	4,986,486	-
Total anti-dilutive weighted average shares	17,391,927	6,487,281

13. INCOME TAXES

For the year ended December 31, 2022 and 2021, loss before income tax provision consisted of the following:

	December 31, 2022	December 31, 2021

Domestic operations - Canada	$(11,753,662)	$(6,202,837)
Foreign operations - United States	(1,119,440)	(440,279)
Total loss before taxes	$(12,873,102)	$(6,643,116)

Income tax expense (benefit) consists of the following for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Loss before taxes	$(12,873,102)	$(6,643,116)
Statutory tax rate	27.00%	27.00%
Income taxes at the statutory rate	$(3,475,738)	$(1,793,641)
Change in fair value of derivative liabilities	(1,032,824)	(321,674)
Non-deductible accretion interest	747,719	-
Stock-based compensation	484,035	253,556
Share issue costs	(108,685)	(112,812)
Foreign currency translation	298,876	-
Other	63,035	111,874
Total	$(3,023,582)	$(1,862,697)

Change in valuation allowance	$3,023,582	$1,862,697
Total income tax expense (benefit)	$-	$-

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2022 and 2021 at a rate of 27%.

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

	December 31, 2022	December 31, 2021
Deferred tax assets:
Unused net operating losses carry forward - Canada and United States	$7,572,932	$4,459,457
Unused capital losses carry forward	-	40,962
Share issue costs	130,732	174,377
Other	(5,286)	-
Total deferred tax assets	7,698,378	4,674,796
Valuation allowance	(7,698,378)	(4,674,796)
	$-	$-

The Company has non-capital losses of $25.8 million as of December 31, 2022 and $15.7 million as of December 31, 2021, which are due to expire between 2038 and 2042 and which can be used to offset future taxable income in Canada. For foreign operations in United States, aggregate net operating losses are $2.2 million as of December 31, 2022 and $0.9 million as of December 31, 2021 which can be carried forward indefinitely. The Company has no capital losses of as of December 31, 2022 and $0.2 million as of December 31, 2021. Non-Capital Losses in Canada can be carried forward after change of ownership, if the particular business which gave rise to the loss is carried on by the company for profit or with a reasonable expectation of profit. Certain accumulated net operating losses in United States are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382. These rules will limit the utilization of the losses.

The Company files income tax returns in Canada and the United States and is subject to examination in these jurisdictions for all years since the Company’s inception in 2017. As at December 31, 2022, no tax authority audits are currently underway.

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

As of December 31, 2022, $32,500 (December 31, 2021, $47,461) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2022 and 2021, the Company incurred $79,457 and $66,246, respectively, to our U.S. general counsel firm, DR Welch against legal services, a corporation controlled by a director of the Company. No shares were issued in the year ended December 31, 2022 (an aggregate of 13,158 shares were issued during the year ended December 31, 2021 to David Welch).

There were no other payments to related parties for the year ended December 31, 2022 and 2021 other than expense reimbursements in the ordinary course of business.

15. RESEARCH AND DEVELOPMENT

During the year ended December 31, 2022, the Company spent $615,693 as compared to $474,338 for the year ended December 31, 2021 in research and development costs in relation to the license agreement with Radical Clean Solutions Ltd (“Radical”), the testing, nutrient and micro analysis for UN(THINK)™ food product development as well as costs of design and construction for the Coachella land and its future structure architecture. The following represents the breakdown of research and development activities:

	December 31, 2022	December 31, 2021
License agreement	$256,703	$-
Product development	179,563	296,931
Design and construction	179,427	177,407
	$615,693	$474,338

16.	LEASES

The Company has entered into an operating lease for office space. At December 31, 2022, the remaining lease term is seven years and the discount rate is 7.0%. The Company has no finance leases.

The components of lease expenses were as follows:

December 31, 2022
Operating lease cost	$295,601
Short-term lease cost	23,361
Total lease expenses	$318,962

The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

2023	$271,110
2024	280,409
2025	296,350
2026	296,350
2027	296,350
Subsequent years	518,613
Total minimum lease payments	1,959,182
Less: imputed interest	(438,012)
Total lease liability	1,521,170
Current portion of lease liability	(271,110)
Non-current portion of lease liability	$1,250,060

17. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2022:

2023	$6,732,000
2024	4,338,000
$11,070,000

Contingencies

As at December 31, 2022, the Company had no contingencies or litigation to disclose.

18. SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 13, 2023, the date on which these financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2022, and events which occurred subsequent to December 31, 2022 but were not recognized in the financial statements.

On January 17 and 18, 2023, the Investors purchased additional tranches totaling $5,076,923 in convertible debentures and received 2,661,289 warrants. The convertible debentures and warrants were issued with an exercise price of $1.24. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the Debentures and the Debenture Warrants to $1.24 (Note 9 & 11). Subsequent to the year ended December 31, 2022, the investors converted $881,400 of convertible debentures into 710,807 shares.

Subsequent to the year ended December 31, 2022, the Company issued 1,637,049 shares to Manna upon exercise of their prefunded warrants.

Subsequent to the year ended December 31, 2022, the Company issued 12,500 shares to a consultant for services rendered.

On January 24, 2023, the Company entered a binding letter of intent (“BP LOI”) to acquire Berry People LLC (“Berry People”), a U.S. based berry business. The BP LOI sets forth a purchase price of $28 million, consisting of $18.2 million in cash and $9.8 million in restricted shares to acquire 70% of Berry People.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated nor a large accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Name	Age	Position	Served Since
Ingo W. Mueller*	57	Chairman, Director, Chief Executive Officer	December 2017
William J. Meekison	58	Director, Audit Committee, Compensation Committee	June 2019
David Welch	41	Director, Nominating and Governance Committee, Compensation Committee	June 2019
Richard Levychin	64	Director, Audit Committee Chair, Nominating and Governance Committee,	July 2021
Amy Griffith	50	Director, Audit Committee, Compensation Committee Chair, Nominating and Governance Committee	July 2021
Richard S. Wong	58	Chief Financial Officer	October 2018
Troy T. McClellan	61	President, AgriFORCE™ Solutions	February 2018
Mauro Pennella	57	Chief Marketing Officer and President AgriFORCE™ Brands division.	July 2021
Dr. Laila Benkrima	60	Chief Scientist	May 2018

*Ingo Mueller was appointed as Chairman of the Board effective September 24, 2021.

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

David Welch, Director, Nominating and Governance Committee

Mr. Welch is a founding partner at ENSO LAW, LLP, based in Los Angeles. He has a broad base of experience in representing US, Canadian and Mexican corporate clients in the areas of litigation, intellectual property and government regulatory advisement and defense. Mr. Welch has represented recognizable businesses in the agriculture and food services space in Federal Court, California state courts and before the USPTO.  Mr. Welch has also argued before the California Supreme Court and the US 9th Circuit Court of Appeals on constitutional issues related to preemption and the application of US law to various companies. Mr. Welch obtained his Juris Doctorate degree from Loyola Law School with an emphasis in international trade and has received various accolades for his work in intellectual property and regulatory law, including Top 40 under 40 by the Daily Journal; National Law Journal Intellectual Property Trail Blazer, and Super Lawyers from 2013 until 2023. In his business ventures, Mr. Welch is a registered aquaculturist and farmer focusing on sustainable and regenerative agricultural practices.  He is suited to serve as a director due to his long standing experience in international intellectual property and business.

William John Meekison, Director, Audit Committee, Compensation Committee

Mr. Meekison is a career Chief Financial Officer and former investment banker. He has spent the last fifteen years serving in a variety of executive management and CFO roles with both private and public companies, currently as the CFO and Director of Exro Technologies Inc. (since October 2017), a technology company that creates energy management system, and CFO and CFO of ArcWest Exploration Inc. (since December 2010), a mining exploration company in British Columbia. He is currently on the board of Telo Genomics Corp. (since July 2018) and Adven Inc. (since April 2021).  Prior to his position at Exro Technologies Inc. and other CFO roles, Mr. Meekison spent fifteen years in corporate finance with a focus on raising equity capital for North American technology companies, including nine years at Haywood Securities Inc. Mr. Meekison received his Bachelor of Arts from the University of British Columbia and is a Chartered Professional Accountant, Professional Logistician and Certified Investment Manager. He is suited to serve as a director due to his long time experience as a CFO.

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

Amy Griffith, Director, Audit Committee, Compensation Committee Chair, Nominating and Governance Committee

Ms. Griffith currently serves as Group Director for the North America Operating unit of the Coca-Cola Company, in this capacity she oversees public affairs, government relations, sustainability and communications in Canada and the Northeastern United States.  Previously, she served as Wells Fargo’s State & Local Government Relations Senior Vice President.  She was recruited to Wells Fargo’s Government Relations and Public Policy team in 2019. In this role, Griffith led Wells Fargo’s legislative and political agenda in her region and managed relationships with state and local policymakers and community stakeholders. From 2008-2019, Ms. Griffith led government relations for sixteen states in the Eastern United States for TIAA for over a decade. Prior to that, she worked in the aerospace, high tech, education, private and public sectors, and has managed multiple high-profile political campaigns at the local, state and national level. Griffith is active in her community and has co-chaired The Baldwin School Golf Outing to raise funds for girls’ athletics programs. She is a graduate of Gwynedd-Mercy College and holds a Bachelor of Arts in History. Ms. Griffith is well qualified to serve as a director due to her significant experience in government relations, policy and politics as well as decades of experience working with companies in both the private and public sectors.

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

Troy McClellan, President AgriFORCE™ Solutions

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

Mauro Pennella, Chief Marketing Officer and President, AgriFORCE ™ Brands

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

Family Relationships

There are no family relationships among any of the directors and executive officers.

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

Audit Committee

Our Audit Committee is comprised of at least three individuals, each of whom are independent director and at least one of whom will be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is currently comprised of Richard Levychin (Chair), John Meekison and Amy Griffith, who are independent, and Mr. Levychin is our financial expert.

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

Compensation Committee

Our Compensation Committee comprises of at least three individuals, each of whom will be an independent director, Our Compensation committee is currently comprised of Amy Griffith (Chair), David Welch and John Meekison and who are independent.

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

Nominating and Corporate Governance Committee (the “N&CG Committee”)

Our N&CG Committee is comprised of at least three individuals, each of whom will be an independent director. Currently Amy Griffith, Richard Levychin and David Welch (Chair) are members of the committee.

The NC&G Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our Company. The NC&G Committee also has a charter, which is to be reviewed annually.

Item 11. Executive Compensation

Name & Principal Position	Year	Salary	Bonus		Share-Based Awards[c]	Option-Based Awards	All Other Compensation	Total Compensation
Ingo W. Mueller,	2022	392,464	375,718		359,881	6,866	1,741	1,136,670
Chief Executive Officer	2021	299,299	282,808		155,668	279,632	14,958	1,032,365
Richard S. Wong,	2022	295,216	134,696	[a]	86,456	28,831	1,741	546,940
Chief Financial Officer	2021	237,582	132,070		37,397	186,422	-	593,471
Troy T. McClellan,	2022	246,732	69,162	[b]	76,846	30,132	1,741	424,613
Vice President Design & Construction	2021	206,280	80,774		35,456	167,778	-	490,288
Mauro Pennella	2022	268,962	-		115,269	45,593	1,741	431,565
Chief Marketing Officer, President AgriFORCE™ Brands	2021	128,841	-		55,179	85,693	-	269,713

(a)	Bonus was paid out $101,022 in shares and $33,674 in cash.
(b)	Bonus was paid out $69,162 in shares
(c)	Some share-based awards were issued net of income taxes. The Company repurchased shares on the issuance date to remit as income taxes to the appropriate government revenue service agencies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 13, 2023 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

	Common shares		Options Granted vested within 60 days of March 13, 2023	Warrants	Total	Percentage beneficially owned
Directors and Officers:
Ingo Mueller	1,060,083	[a]	169,592	-	1,229,675	6.7%
Richard Wong	130,244		77,980	-	208,224	1.1%
Troy McClellan	445,581		64,126	-	509,707	2.8%
Mauro Pennella	56,073		37,141	-	93,214	0.5%
John Meekison	43,208		30,405	-	73,613	0.4%
David Welch	52,450		26,459	-	78,909	0.4%
Amy Griffith	-		16,511	-	16,511	0.1%
Richard Levychin	-		16,511	-	16,511	0.1%
Total all officers and directors (8 persons)*	1,787,639		438,725	-	2,226,364	12.1%

5% or Greater Beneficial Owners
Ingo Mueller	1,060,083	[a]	169,592	-	1,229,675	6.7%
Manna Nutritional Group, LLC	1,637,049		-	-	1,637,049	9.0%

(a)	Includes (1) 60,757 common shares held by St. George Capital Corp. of which Mr. Mueller is the President, (2) 193,766 common shares held by 1071269 BC Ltd. of which Mr. Mueller is the sole owner, and (3) 14,532 common shares held by 1178196 BC Ltd. of which Mr. Mueller is an affiliate.

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

At present, we have appointed three independent directors to the N&CG Committee. As a result, our Chief Financial Officer, Richard Wong, must present information regarding a proposed related-party transaction to the Nominating and Corporate Governance Committee. Under the policy, where a transaction has been identified as a related-party transaction, Mr. Wong must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee takes into account the relevant available facts and circumstances including, but not limited to:

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

Except as set forth below, we have not had any related party transactions, regardless of dollar amount:

As of December 31, 2022, $32,500 (December 31, 2021, $47,461) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2022 and 2021, the Company incurred $79,457 and $66,246, respectively, to our U.S. general counsel firm, D R Welch against legal services, a corporation controlled by a director of the Company. No shares were issued in the year ended December 31, 2022 (an aggregate of 13,158 shares were issued – December 31, 2021) to David Welch as part of the payment.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to us by Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

	December 31, 2022	December 31, 2021
Audit Fees[a]	$170,000	$126,000
Audit – Related Fees	197,649	83,954
	$367,649	$209,954

(a)	Amounts represent the contractual fees related to the fiscal year, not the accrued fees incurred during the year.

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

During the years ended December 31, 2022 and 2021, Marcum LLP did not incur fees for any other professional services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 688) included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation and Bylaws of Issuer*
4.1	Form of Series A Warrant and Representatives Warrant****
4.2	Amended and Restated Stock Option Plan – Form of Stock Option Certificate attached as Schedule A*
4.3	Form of Broker Compensation Warrant Certificate for $1.00 warrants issued to brokers in connection in May 2019 in connection with $1.00 preferred unit financing*
10.1	Vacant Land Purchase Agreement, dated July 13, 2020, between Company and Coachella Properties, Inc.*
10.2	Capital Funding Group-Commercial Loan Terms_Sheet_-_Re Coachella_3837v2*
10.3	Commercial Loan Agreement with Alterna Bank-2020-04-30*
10.4	Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed*
10.5	Employment Agreement - Ingo Mueller********
10.6	Employment Agreement - Richard Wong********
10.7	Employment Agreement - Troy McClellan********
10.8	Employment Agreement – Mauro Pennella********
10.9	Second Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed***
10.10	Warrant Agent Agreement***
10.11	Capital Funding Term Sheet dated February 5, 2021 ****
10.12	Extension of Land Purchase Agreement ****
10.13	Pharmhaus Termination Agreements ******
10.14	Bridge Loan Agreement dated March 24, 2021******
10.15	Bridge Note, dated March 24, 2021******
10.16	Bridge Warrant, dated March 24, 2021******
10.17	Asset Purchase Agreement – Manna Nutritional Group********
10.18	Definitive Agreement with Humboldt Bliss, Ltd********
10.19	Share Purchase Agreement with Delphy Groep B.V.********
10.20	Binding LOI to Acquire Deroose Plants NV********
10.21	License Agreement with Radical Clean Solutions Ltd.********
14.1	Code of Ethics**
21.1	List of Subsidiaries**
23.1	Consent of Marcum, LLP**
31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

******** Filed with Form 10-K filed with the Commission on March 30, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFORCE GROWING SYSTEMS, LTD.

Date: March 13, 2023	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2023	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ingo Mueller	Chief Executive Officer,	March 13, 2023
Ingo Mueller	Chairman of the Board of Directors

/s/ Richard Wong	Chief Financial Officer	March 13, 2023
Richard Wong

/s/ John Meekison	Director	March 13, 2023
John Meekison

/s/ Richard Levychin	Director	March 13, 2023
Richard Levychin

/s/ Amy Griffith	Director	March 13, 2023
Amy Griffith

/s/ David Welch	Director	March 13, 2023
David Welch

