Form 10-Q
period 2023-03-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2023-05-09
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2023, the registrant has 18,520,875 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS

Current
Cash and cash equivalents	$2,732,050	2,269,320
Other receivable	26,320	48,941
Prepaid expenses and other current assets (Note 3)	520,532	598,342
Total current assets	3,278,902	2,916,603

Non-current
Property and equipment, net	114,983	121,672
Intangible asset (Note 4)	12,936,264	13,089,377
Operating lease right-of-use asset (Note 10)	1,496,964	1,540,748
Construction in progress	2,054,530	2,092,533
Land deposit (Note 3)	-	2,085,960
Total assets	19,881,643	21,846,893

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	813,209	1,147,739
Debentures (Note 6 and 11)	4,266,789	3,941,916
Lease liability – current (Note 10)	272,659	271,110
Total current liabilities	5,352,657	5,360,765

Non-current
Lease liability – non-current (Note 10)	1,208,649	1,250,060
Derivative liabilities (Note 6 and 8)	5,066,676	4,649,115
Long term loan (Note 7)	44,336	44,300
Total liabilities	11,672,318	11,304,240
Commitments and contingencies (Note 11)

Shareholders’ equity
Common shares, no par value per share – unlimited shares authorized; 18,314,552 and 15,795,798 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	31,283,690	27,142,762
Additional paid-in-capital	11,947,606	16,816,695
Accumulated deficit	(34,494,147)	(32,774,094)
Accumulated other comprehensive income	(527,824)	(642,710)
Total shareholders’ equity	8,209,325	10,542,653

Total liabilities and shareholders’ equity	$19,881,643	21,846,893

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended March 31,
	2023	2022

OPERATING EXPENSES
Wages and salaries	$1,021,046	788,641
Office and administrative	335,761	313,738
Professional fees	287,366	101,069
Investor and public relations	267,918	345,489
Consulting	209,115	363,095
Share based compensation	175,979	157,982
Depreciation and amortization	168,760	3,527
Sales and marketing	100,578	30,625
Lease expense	76,080	80,937
Travel and entertainment	72,644	69,127
Shareholder and regulatory	70,395	108,979
Research and development	36,123	396,527
Operating loss	(2,821,765)	(2,759,736)

OTHER EXPENSES

Accretion of interest on debentures (Note 6)	1,872,470	-
Loss on conversion of convertible debt (Note 6)	419,703	-
Change in fair value of derivative liabilities (Note 8)	(3,374,032)	457,042
Foreign exchange loss	6,620	64,508
Write-off of deposit (Note 3)	12,000	-
Other income	(38,473)	-

Net loss	$(1,720,053)	(3,281,286)

Other comprehensive loss

Foreign currency translation income (loss)	114,886	(11,901)

Comprehensive loss attributable to common shareholders	$(1,605,167)	$(3,293,187)

Basic and diluted net loss attributed to common share	$(0.07)	(0.22)

Weighted average number of common shares outstanding – basic and diluted	23,728,608	15,219,038

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three months ended March 31, 2023

	For the three months ended March 31, 2023
	Common shares		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares	Amount	capital	shares	deficit	income	equity

Balance, January 1, 2023	15,795,798	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt	710,807	1,048,573	-	-	-	-	1,048,573
Shares issued for bonus and compensation	155,898	105,512	-	-	-	-	105,512
Shares issued for consulting services	15,000	27,735	-	-	-	-	27,735
Shares issued on conversion of vested prefunded warrants	1,637,049	2,959,108	(2,959,108)	-	-	-	-
Cancelled prefunded warrants	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	-	-	175,979	-	-	-	175,979
Net loss	-	-	-	-	(1,720,053)	-	(1,720,053)
Foreign currency translation	-	-		-	-	114,886	114,886
Balance, March 31, 2023	18,314,552	$31,283,690	$11,947,606	$-	$(34,494,147)	$(527,824)	$8,209,325

Balance, January 1, 2022	15,176,698	$25,637,543	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for consulting services	40,997	88,071	-	-	-	-	88,071
Shares issued for compensation	29,317	97,121	-	-	-	-	97,121
Share based compensation	-	-	157,982	-	-	-	157,982
Net loss	-	-	-	-	(3,281,286)	-	(3,281,286)
Foreign currency translation	-	-	-	-	-	(11,901)	(11,901)
Balance, March 31, 2022	15,247,012	$25,822,735	$2,361,325	$93,295	$(23,182,278)	$(44,987)	$5,050,090

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,720,053)	$(3,281,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,760	3,527
Share based compensation	175,979	157,982
Shares issued for consulting services	27,735	88,071
Shares issued for compensation and bonuses	105,512	97,121
Amortization of debt issuance costs	1,738,825	-
Change in fair value of derivative liabilities	(3,374,032)	457,042
Loss on debt conversion	419,703	-
Write-off of deposit	12,000	-
Changes in operating assets and liabilities:
Other receivables	22,621	9,718
Prepaid expenses and other current assets	65,810	(174,569)
Accounts payable and accrued liabilities	(294,655)	(233,966)
Right-of-use asset	43,784	56,028
Lease liabilities	(39,862)	(50,322)
Net cash used in operating activities	(2,647,873)	(2,870,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards acquisition of intangibles	-	(500,000)
Net cash used in investing activities	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount	4,615,385	-
Repayment of convertible debentures	(1,180,950)	-
Financing costs of debentures	(325,962)	-
Net cash provided by financing activities	3,108,473	-

Effect of exchange rate changes on cash and cash equivalent	2,130	(26,515)
Change in cash	462,730	(3,397,169)
Cash, beginning of period	2,269,320	7,775,290
Cash, end of period	$2,732,050	$4,378,121

Supplemental cash flow information:
Cash paid during the period for interest	$133,645	$-

Supplemental disclosure of non-cash investing and financing transactions
Shares issued for conversion of convertible debt	$1,048,573	$-
Reclassified accrued construction in progress fees	$39,875	$-
Initial operating lease liability recognized under Topic 842	$-	$1,776,599
Initial lease right-of-use asset recognized under Topic 842	$-	$1,837,782
Unpaid amount related to intangible assets included in accrued expenses	$-	$50,000

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS AND BASIS OF PREPARATION

Business Overview

AgriFORCE Growing Systems Ltd. (“AgriFORCE” or the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, British Columbia, Canada, V5Y 0M6.

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements and related financial information of AgriFORCE Growing Systems Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2023 and December 31, 2022, and the results of its operations and cash flows during the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the three months ended March 31, 2023, the Company had a net loss of $1.7 million, $2.6 million of net cash used in operating activities, and the Company had working capital deficit of $2.1 million.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and requires the modified retrospective approach. ASU 2016-13 was adopted by the Company on January 1, 2023. Based on the composition of the Company’s affected financial assets, current market conditions, and historical credit loss activity, the adoption did not have a material impact to these interim financial statements.

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 was adopted by the Company on January 1, 2023. Since the Company had a net loss for the three months ended March 31, 2023 and its convertible debentures were determined to be anti-dilutive, there was no material impact to its basic and diluted net loss per share for the period as a result of adopting ASU 2020-06.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 was adopted on January 1, 2023 and did not have a material impact to these interim financial statements.

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

Definite Lived Intangible Asset

Definite lived intangible asset consists of a granted patent. Amortization is computed using the straight-line method over the estimated useful life of the asset. The estimated useful life of the granted patent is 20 years and the patent was available for use starting January 2023.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

3. PREPAID EXPENSES, OTHER CURRENT ASSETS AND LAND DEPOSIT

	March 31, 2023	December 31, 2022
Deposits	$-	$12,000
Legal retainer	11,460	24,457
Prepaid expenses	383,582	436,496
Deferred offering costs	100,418	100,337
Others	25,072	25,052
	$520,532	$598,342

The Company wrote off a non-refundable deposit amounting to $12,000 which was related to a previous land purchase agreement.

On August 31, 2022, the Company signed a purchase and sale agreement with Stronghold Power Systems, Inc. (“Stronghold”), to purchase approximately seventy acres of land located in the City of Coachella as well as to have Stronghold complete certain permitting, zoning, and infrastructure work for a total purchase price of $4,300,000. The purchase price consists of:

(i)	$1,500,000 in cash due on March 31, 2023.

(ii)	A first stock deposit of $1,700,000 in prefunded warrants. The Company issued 695,866 prefunded warrants on September 9, 2022 to Stronghold.

(iii)	A second stock deposit $1,100,000 in prefunded warrants. The Company issued 450,266 prefunded warrants on September 9, 2022 to Stronghold.

As at December 31, 2022 the $2,085,960 of prefunded warrants were recorded under land deposit in relation to the Stronghold agreement.

As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented a termination notice to Stronghold and the value under land deposit also reversed.

4. INTANGIBLE ASSET

Intangible asset represents $12,936,264 (December 31, 2022 - $13,089,377) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grain, pulses, and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 7,379,969 prefunded warrants valued at $12,106,677 (the “Purchase Price”) adjusted for foreign exchange differences of $481,663 (December 31, 2022 - $492,300). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patents Office and the title was transferred to the Company. The Company issued 1,637,049 shares in relation to this transaction on January 3, 2023. As at March 31, 2023, there were 5,742,920 unconverted prefunded warrants outstanding.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The asset was completed and will be amortized over its useful life of 20 years. The Company recorded $163,750 in amortization expense related to the Manna IP for the three months ended March 31, 2023.

The estimated annual amortization expense for the next five years are as follows:

Year ending December 31:	Amount
Remaining 2023	$491,251
2024	655,001
2025	655,001
2026	655,001
2027	655,001
Subsequent years	9,825,009
Total	$12,936,264

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2023	December 31, 2022
Accounts payable	$125,596	$498,188
Accrued expenses	298,037	365,521
Payroll liabilities	344,010	-
Other	45,566	284,030
Accounts payable and accrued liabilities	$813,209	$1,147,739

6. DEBENTURES

On June 30, 2022, the Company executed the definitive agreement with arm’s length accredited institutional investors (the “Investors”) for a $14,025,000 principal debentures with a 10% original issue discount (“First Tranche Debentures”) for gross proceeds of $12,750,000. The First Tranche Debentures are convertible into common shares at $2.22 per share. In addition, the Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894.

The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

On January 17, 2023, the Investors purchased an additional tranche of $5,076,923 with a 10% original issue discount for gross proceeds of $4,615,385 (the “Second Tranche Debenture”). The Second Tranche Debentures are convertible into common shares at $1.24 per share and the Investors received an additional 2,661,289 warrants at a strike price of $1.24, which expire on December 31, 2025 (the “Second Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Warrants to $1.24. The transaction costs incurred in relation to second tranche were $325,962.

The First Tranche and Second Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures and on July 1, 2023 for the Second Tranche Debentures. The Debentures may be extended by six months at the election of the Company by paying a sum equal to six months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

Due to the currency of the above noted features being different from the Company’s functional currency, the First Tranche Warrants and Second Tranche Warrants (the “Debenture Warrants), as well as the Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 8.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	March 31, 2023	December 31, 2022
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$14,025,000	$14,025,000
Principal (Second Tranche Debentures)	17/07/2025	5.00% - 8.00%	5,076,923	-
Repayments and conversions			(5,017,350)	(2,955,000)
Debt issuance costs and discounts (Note 6 & 8)			(9,817,784)	(7,128,084)
Total Debentures (current)			$4,266,789	$3,941,916

During the three months ended March 31, 2023, the Investors converted $881,400 of convertible debentures into shares of the Company resulting in a $419,703 loss on the conversion of convertible debentures.

7. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,557 (December 31, 2022 - $29,533) (CAD$40,000) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,779 (CAD$20,000) (December 31, 2022 - $14,767). The expansion loan is subject to the original terms and conditions of the Program.

The loan is interest free for an initial term that ends on December 31, 2023. Repaying the loan balance on or before December 31, 2023 will result in loan forgiveness of up to a third of loan value (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 31, 2024 to December 31, 2025.

The balance at March 31, 2023 was $44,336 (CAD $60,000) (December 31, 2022 - $44,300 (CAD $60,000)).

8. DERIVATIVE LIABILITIES

Warrant Liabilities

As of March 31, 2023, the Warrant Liabilities represent aggregate fair value of publicly traded 3,088,198 Series A warrants (“IPO Warrants”), 135,999 representative’s warrants (“Rep Warrants”), 4,106,418 First Tranche Warrants and 2,661,289 Second Tranche Warrants.

The fair value of the IPO Warrants and Rep Warrants amount to $383,676 (December 31, 2022 - $275,115) and were categorized as a Level 1 financial instrument. The Rep Warrants are exercisable one year from the effective date of the IPO registration statement and will expire three years after the effective date.

The fair value of the First Tranche Warrants amounted to $1,364,000 (December 31, 2022 - $2,917,000) and were categorized as a Level 3 financial instrument. As at March 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.68 (December 31, 2022 - $1.13), dividend yield – nil (December 31, 2022 – nil), expected volatility 70.0% (December 31, 2022 – 95.0%), risk free rate of return 3.81% (December 31, 2022 – 4.22%), and expected term of 2.75 years (December 31, 2022 – expected term of 3 years).

On January 17, 2023 the Company issued Second Tranche Warrants. As at March 31, 2023 the Second Tranche Warrants had a fair value that amounted to $945,000 (January 17, 2023 - $2,378,000) and were categorized as a Level 3 financial instrument. As at March 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.68 (January 17, 2023 - $1.21), dividend yield – nil (January 17, 2023 – nil), expected volatility 70.0% (January 17, 2023 – 95.0%), risk free rate of return 3.81% (January 17, 2023 – 3.80%), and expected term of 3.30 years (January 17, 2023 – expected term of 3.5 years).

Debenture Convertible Feature

On June 30, 2022, the Company issued First Tranche Debentures with an equity conversion feature, see Note 6. As at March 31, 2023 the fair value of the First Tranche Debentures’ convertible feature amounted to $1,331,000 (December 31, 2022 - $1,457,000) and were categorized as a Level 3 financial instrument. As at March 31, 2023 the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.68 (December 31, 2022 - $1.13), dividend yield – nil (December 31, 2022 – nil), expected volatility 70.0% (December 31, 2022 – 95.0%), risk free rate of return 4.06% (December 31, 2022 – 4.41%), discount rate 17.60% (December 31, 2022 – 13.65%), and expected term of 1.75 years (December 31, 2022 – 2 years).

On January 17, 2023, the Company issued Second Tranche Debentures with an equity conversion feature, see Note 6. As at March 31, 2023 the fair value of the Second Tranche Debentures’ convertible feature amounted to $1,043,000 (January 17, 2023 - $1,599,000) and were categorized as a Level 3 financial instrument. As at March 31, 2023 the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.68 (January 17, 2023 - $1.21), dividend yield – nil (January 17, 2023 – nil), expected volatility 70.0% (January 17, 2023 – 95.0%), risk free rate of return 4.06% (January 17, 2023 – 4.02%), discount rate 17.60% (January 17, 2023 – 11.65%), and expected term of 2.30 years (January 17, 2023 – 2.50 years).

Changes in the fair value of Company’s Level 3 financial instruments for the three months ended March 31, 2023 and 2022 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	-	2,378,000	1,599,000	3,977,000
Conversions	-		(111,597)	(111,597)
Change in fair value	107,159	(2,930,015)	(551,176)	(3,374,032)
Effect of exchange rate changes	1,402	(55,985)	(19,227)	(73,810)
Balance at March 31, 2023	$383,676	$2,309,000	$2,374,000	$5,066,676

Level 1
IPO and Rep Warrants
Balance at January 1, 2022	$1,418,964
Additions	-
Change in fair value	457,042
Effect of exchange rate changes	26,592
Balance at March 31, 2022	$1,902,598

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

9. SHARE CAPITAL

The Company had the following common share transactions for the three months ended March 31, 2023:

	Three months ended March 31, 2023
	# of shares	Amount
Common shares issued for conversion of convertible debt	710,807	$1,048,573
Common shares issued for compensation	155,898	105,512
Common shares issued for consulting services	15,000	27,735
Common shares issued on conversion of vested prefunded warrants	1,637,049	2,959,108
Total common shares issued	2,518,754	$4,140,928

The Company had the following common share transactions for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	# of shares	Amount
Common shares issued for consulting services	40,997	$88,071
Common shares issued for compensation	29,317	97,121
Total common shares issued	70,314	$185,192

Basic and diluted net loss per share represents the loss attributable to shareholders divided by the weighted average number of shares and prefunded warrants outstanding during the period on an as converted basis.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	March 31, 2023	March 31, 2022
Warrants	12,537,969	5,770,262
Options	1,382,629	717,019
Convertible debentures	11,358,526	-
Total anti-dilutive weighted average shares	25,279,124	6,487,281

10. LEASES

The Company has entered into an operating lease for office space. As at March 31, 2023, the remaining lease term is seven years and the discount rate is 7.0%. The Company has no finance leases.

The components of lease expenses were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating lease cost	$72,643	$76,354
Short-term lease cost	3,437	4,583
Total lease expenses	$76,080	$80,937

The minimum future payments under the lease for our continuing operations in each of the years ending December 31 is as follows:

Remaining 2023	$203,830
2024	280,637
2025	296,591
2026	296,591
2027	296,591
Subsequent years	519,034
Total minimum lease payments	1,893,274
Less: imputed interest	(411,966)
Total lease liability	1,481,308
Current portion of lease liability	(272,659)
Non-current portion of lease liability	$1,208,649

11. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2023:

Remaining 2023	$6,470,538
2024	6,395,573
2025	1,218,462
$14,084,573

Contingencies

Litigation

As at March 31, 2023, the Company had no contingencies to disclose.

12. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 9, 2023, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to March 31, 2023, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

On April 1, 2023, the Company issued 12,500 common shares to a consultant in a private placement transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended.

On April 1, 2023, the Company issued 193,823 common shares to Manna upon exercise of their vested prefunded warrants (Note 4).

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

Company History and Our Business

AgriFORCE Growing Systems Ltd. (“AgriFORCE™” or the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 300 – 2233 Columbia Street, Vancouver, BC, Canada, V5Y 0M6.

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

AgriFORCE Solutions

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

BUSINESS PLAN

PHASE 1 (COMPLETED):

●	Conceptualization, engineering, and design of facility and systems. (completed)
●	Completed selection process of key environmental systems with preferred vendors. (completed)
●	Selection and Land Purchase agreement in Coachella, CA subject to financing. (completed)
●	ForceFilm material ordered. (completed)

PHASE 2:

●	Complete the timing of financing for, and purchase of, the selected parcel in Coachella, CA, subject to market conditions,
●	Complete feasibility study for new contracts’ structures for facilities with new independent operators.
●	Identify procurement of AgriFORCE™ IP specific automated grow system, supplemental grow lighting and controls systems, and manufacture of the building envelope materials.
●	Conceptualization and design of vertical grow solutions.
●	Initiate the design of an R&D facility for food solutions and plant-based pharma.

PHASE 3:

●	Complete the delivery and installation of facilities. Proof of quantitative and qualitative benefits will drive both sales pipeline acceleration for subsequent years.
●	Complete the design of an R&D facility for food solutions and plant-based pharma. Commence engagement with universities and pharmaceutical companies.
●	Review potential licensing opportunities for the Solutions patent portfolio.

PHASE 4:

●	Focus on delivery and installation of additional facilities.
●	Expand geographic presence into other geographies by introducing the FORCEGH+™ to other international markets with a view to securing additional locations and markets.

AgriFORCE Brands

The Company purchased Intellectual Property (“IP”) from Manna Nutritional Group, LLC (“Manna”), a privately held firm based in Boise, Idaho on September 10, 2021. The IP encompasses a granted patent to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as produces a natural sweetener juice. The core process is covered under the Patent Nr. 11,540,538 in the U.S. and key international markets. The all-natural process is designed to unlock nutritional properties, flavors, and other qualities in a range of modern, ancient and heritage grains, pulses and root vegetables to create specialized all-natural baking and all-purpose flours, sweeteners, juices, naturally sweet cereals and other valuation products, providing numerous opportunities for dietary nutritional, performance and culinary applications.

During the period ended March 31, 2023, the Company has achieved significant milestones towards the commercialization of our Awakened Grains™ flour, the Company’s first brand to utilize the Manna IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US Pacific Northwest to establish additional production hubs which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is conducting advanced customer R&D trials to understand how to integrate the product into food suppliers’ manufacturing processes. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel. Lastly, the Company has developed over 100 recipes for the application of Awakened Grains™ flour for both customers and consumers.

With our R&D partners, the Company is developing several finished product prototypes including a line of pancake mixes, which are ready for consumer testing.

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

BUSINESS PLAN

AgriFORCE™’s organic growth plan is to actively establish and deploy the commercialization of products, following the acquisition of the Manna IP, is focused on four distinct phases:

PHASE 1 (COMPLETED):

●	Product and process testing and validation. (completed)
●	Filing of US and international patent. (completed)
●	Conceptual engineering and preliminary budgeting on commercial pilot plant. (completed)
●	Creation of the UN(THINK)™ foods brand. (completed)
●	Qualification and operational and commercial set up of the Awakened Grains™ line of products (completed)

PHASE 2:

●	Launch of the UN(THINK)™ Awakened Grains™ sprouted flour range of products in business to business (“B2B”) and direct to consumers (“D2C”) channels.
●	Design, build, start-up, and operation of the pilot plant for the fully processed and patented flours
●	Develope range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice based protein flours.
●	Collaborate with Nutritional Flour Medical Research Institute (an IRS section 501(c)(3) Medical Research Organization) funded by private & public research grants.

PHASE 3:

●	Launch first range of fully patent processed products in US/Canada (UN(THINK)™ power wheat flour.
●	Drive business with finished products in D2C, retail, food service.
●	Drive business as ingredients for bakery, snack and plant based protein products manufacturers.
●	Develop manufacturing base through partnerships and licensing.
●	Conceptual engineering and preliminary budgeting on large-scale processing plant.

PHASE 4:

●	Expand product range in US/Canada.
●	Expand business to other geographies internationally.
●	Design, build, start-up, and operation of large-scale processing plan.

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

On January 3, 2023, Manna satisfied all its contractual obligations when the patent was approved by the US Patents Office and title was transferred to the Company. The Company issued 1,637,049 and 193,823 shares upon exercise of vested tranches of Manna’s prefunded warrants in relation to this transaction on January 3, 2023 and April 1, 2023, respectively.

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

Stronghold Land Acquisition

On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California. The purchase price is $4,300,000, payable as follows: (i) $1,500,000 in cash and (ii) $2,800,000 in restricted shares of common stock of the Company. The stock is being issued in the form of prefunded warrants in two tranches: (i) $1,700,000 (695,866 prefunded warrants) issued within five days of entry into the PSA, and (ii) $1,100,000 (450,266 prefunded warrants) at closing of the transaction. The first tranche shall be void if closing of the transaction does not occur by March 31, 2023. The prefunded warrants per share exercise price is $2.443 which is subject to certain adjustments. Issuance of all securities in this transaction are exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Under the terms of the agreement, Stronghold must have completed certain permitting, zoning, and infrastructure work by March 31, 2023, to close the transaction.

As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented termination notice to Stronghold.

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

The BP LOI states, among other things that:

●	the transaction will be subject to completion of due diligence to the Company’s satisfaction and, after satisfactory due diligence, the reaching of agreement on the terms of the purchase pursuant to a definitive purchase agreement, including conditions precedent for closing of the transaction;
●	the parties will sign the definitive purchase agreement no later than April 30, 2023[7], unless agreed to by both parties; and
●	Berry People will not enter into any negotiations with other parties for a period of three months following the execution of the BP LOI.

(7) Berry People and the Company mutually agreed to be amended the long stop date to June 30, 2023

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

In collaboration with AgriFORCE™, Berry People aims to further develop backward integration into agricultural production via farming joint ventures and deploy licensed and developed IP as part of a scalable franchising model. The berries market was $9.65 billion in 2021 in the U.S. alone, with growth rates of around 10% or more each year since 20198— a trend that is expected to continue.

(8) As per IRI Integrated Fresh, Latest 52 WE 3/20/2022

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended March 31, 2023 and 2022 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses increased in the three months ended March 31, 2023 as compared to March 31, 2022 by $62,029 or 2%, primarily due to the following:

●	Wages and salaries increased by $232,405 due to increased headcount for the Company’s expansion of operations including UN(THINK)™.
●	Professional fees increased by $186,297 due to increased legal and financial services fees incurred for M&A activity.
●	Depreciation and amortization increased by $165,233 due to the amortization of the IP intangible asset which became available for use in January 2023.

This was partially offset by the following:

●	Research and development decreased by $360,404 due to a license agreement as well as design and construction fees that were incurred in 2022.
●	Consulting decreased by $153,980 due to the completion of the Manna acquisition in 2022.
●	All other items aggregate to $7,522

Other (Income) / Expenses

Other income for the three months ended March 31, 2023 increased primarily due the change in fair value of derivative liabilities of $3,831,074 from issuance of the Second Tranche Debentures as well as a significant decrease in securities price. This was offset by the accretion interest on debentures of $1,872,470 and the loss on debt conversions of $419,703. All other items aggregate to $84,361.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $1,720,053 for the three months ended March 31, 2023, and a net loss of $3,281,286 for the three months ended March 31, 2022. We have recorded an accumulated deficit of $34,494,147 as of March 31, 2023 and $32,774,094 as of December 31, 2022. Net cash used in operating activities for the three months ended March 31, 2023 and March 31, 2022 was $2,647,873 and $2,870,654, respectively.

We had $2,732,050 in cash at March 31, 2022 as compared to $2,269,320 at December 31, 2022.

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

Cash Flows

The net cash used by operating activities for the three months ended March 31, 2023 was $2,647,873 compared to $2,870,654 for the three months ended March 31, 2022. The change of $222,781 was primarily due to a favorable change in working capital of $190,809 driven by prepayments made for an international patent application as well as legal services to secure debt financing in the three months ended March 31, 2022. Such payments did not occur in the three months ended March 31, 2023. All other items aggregate to $31,972.

There was $nil cash used in investing activities for the three months ended March 31, 2023. The net cash used in investing activities for three months ended March 31, 2022 was related to the payment against acquisition of IP intangible asset of $500,000.

Net cash used in financing activities for the three months ended March 31, 2023 represents net proceeds from debentures of $4,615,385. This was partially offset by repayments and interest paid on convertible debentures of $1,180,950 and financing costs of debentures of $325,962. There were no financing activities in the first quarter of 2022.

Recent Financings

On January 17, 2023, the Debenture Investors purchased an additional tranche of $5,076,923 and received 2,661,289 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $1.24. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the Debentures and the Debenture Warrants to $1.24.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the three months ended March 31, 2023 and 2022, included with this quarterly report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2023, the Company issued 12,500 common shares to a consultant.

On January 3, 2023, the Company issued 1,637,049 common shares upon conversion of prefunded warrants.

On January 17, 2023, the Company issued 250,000 common shares upon conversion of convertible debt.

On January 23, 2023, the Company issued 350,000 common shares upon conversion of convertible debt.

On January 24, 2023, the Company issued 100,807 common shares upon conversion of convertible debt.

On March 2, 2023, the Company issued 10,000 common shares upon conversion of convertible debt.

On March 31, 2023, the Company issued 155,898 common shares as part of compensation to Company officers.

On March 31, 2023, the Company issued 2,500 common shares to a consultant.

On April 1, 2023, the Company issued 196,367 common shares upon conversion of prefunded warrants.

On April 1, 2023, the Company issued 12,500 common shares to a consultant.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: May 9, 2023	By:	/s/ Ingo Mueller
	Name:	Ingo Mueller
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

