Form 10-Q
period 2023-06-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2023-08-04
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 – 2233 Columbia Street Vancouver, BC, Canada	V5Y 0M6
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2023, the registrant has 38,142,774 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	June 30, 2023 (Unaudited)	December 31, 2022

ASSETS

Current
Cash and cash equivalents	$1,005,340	$2,269,320
Other receivable	61,798	48,941
Prepaid expenses and other current assets (Note 3)	198,024	598,342
Advance (Note 4)	223,564	-
Total current assets	1,488,726	2,916,603

Non-current
Property and equipment, net	101,340	121,672
Intangible asset (Note 5)	13,055,176	13,089,377
Operating lease right-of-use asset	1,483,320	1,540,748
Construction in progress	2,098,892	2,092,533
Land deposit (Note 3)	-	2,085,960
Total assets	18,227,454	21,846,893

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	1,554,807	1,147,739
Debentures (Note 7 and 12)	5,175,138	3,941,916
Lease liability – current (Note 11)	280,052	271,110
Total current liabilities	7,009,997	5,360,765

Non-current
Lease liability – non-current (Note 11)	1,191,293	1,250,060
Derivative liabilities (Note 7 and 9)	2,671,611	4,649,115
Long term loan (Note 8)	45,317	44,300
Total liabilities	10,918,218	11,304,240
Commitments and contingencies (Note 12)

Shareholders’ equity
Common shares, no par value per share – unlimited shares authorized; 22,716,766 and 15,795,798 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	33,086,067	27,142,762
Obligation to issue shares	97,837	-
Additional paid-in-capital	11,478,156	16,816,695
Accumulated deficit	(37,021,119)	(32,774,094)
Accumulated other comprehensive income	(331,705)	(642,710)
Total shareholders’ equity	7,309,236	10,542,653

Total liabilities and shareholders’ equity	$18,227,454	$21,846,893

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

OPERATING EXPENSES
Wages and salaries	$896,763	$1,359,503	$1,917,809	$2,148,144
Consulting	675,905	1,145,323	885,020	1,508,418
Professional fees	460,984	780,331	748,350	881,400
Office and administrative	293,768	317,152	629,529	630,890
Investor and public relations	121,947	261,435	389,865	606,924
Depreciation and amortization	171,839	5,465	340,599	8,992
Share based compensation	107,320	56,390	283,299	214,372
Sales and marketing	61,748	59,757	162,326	90,382
Lease expense	73,194	78,498	149,274	159,435
Travel and entertainment	28,481	89,694	101,125	158,821
Shareholder and regulatory	8,422	37,684	78,817	146,663
Research and development	13,235	30,329	49,358	426,856
Operating loss	(2,913,606)	(4,221,561)	(5,735,371)	(6,981,297)

OTHER EXPENSES
Accretion of interest on debentures (Note 7)	2,107,808	-	3,980,278	-
Loss on conversion of convertible debt (Note 7)	13,902	-	433,605	-
Change in fair value of derivative liabilities (Note 9)	(2,458,993)	(675,504)	(5,833,025)	(218,462)
Foreign exchange gain	(33,409)	(103,472)	(26,789)	(38,964)
Write-off of deposit (Note 3)	-	-	12,000	-
Other income	(15,942)	-	(54,415)	-

Net loss	$(2,526,972)	$(3,442,585)	$(4,247,025)	$(6,723,871)

Other comprehensive income (loss)

Foreign currency translation	196,119	(21,192)	311,005	(33,093)

Comprehensive loss attributable to common shareholders	$(2,330,853)	$(3,463,777)	$(3,936,020)	$(6,756,964)

Basic and diluted net loss attributed to common share	$(0.10)	$(0.21)	$(0.17)	$(0.43)

Weighted average number of common shares outstanding – basic and diluted	24,973,036	16,518,480	24,354,260	15,872,349

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and six months ended June 30, 2023 and 2022

	For the three months ended June 30
	Common shares		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares	Amount	capital	shares	deficit	income	equity

Balance, April 1, 2023	18,314,552	$31,283,690	$11,947,606	$-	$(34,494,147)	$(527,824)	$8,209,325
Shares issued for conversion of convertible debt (Note 7)	1,805,528	695,128	-	-	-	-	695,128
Shares issued for compensation (Note 10)	-	-	-	97,837	-	-	97,837
Shares issued for cash, net of issuance costs (Note 10)	1,073,770	299,599	-	-	-	-	299,599
Shares issued in private placement (Note 10)	1,000,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	12,500	26,000	-	-	-	-	26,000
Shares issued on conversion of vested prefunded warrants (Note 5)	510,416	576,770	(576,770)	-	-	-	-
Share based compensation	-	-	107,320	-	-	-	107,320
Net loss	-	-	-	-	(2,526,972)	-	(2,526,972)
Foreign currency translation	-	-	-	-	-	196,119	196,119
Balance, June 30, 2023	22,716,766	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236

Balance, April 1, 2022	15,247,012	$25,822,735	$2,361,325	$93,295	$(23,182,278)	$(44,987)	$5,050,090

Shares issued for consulting services	188,770	653,886	-	(93,295)	-	-	560,591
Shares issued for bonus and compensation	78,847	234,369	-	-	-	-	234,369
Share based compensation	-	-	56,390	-	-	-	56,390
Prefunded warrants issued (Note 5)	-	-	7,705,600	-	-	-	7,705,600
Net loss	-	-	-	-	(3,442,585)	-	(3,442,585)
Foreign currency translation	-	-	-	-	-	(21,192)	(21,192)
Balance, June 30, 2022	15,514,629	$26,710,990	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263

	For the six months ended June 30
	Common shares		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares	Amount	capital	shares	deficit	income	equity

Balance, January 1, 2023	15,795,798	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt (Note 7)	2,516,335	1,743,701	-	-	-	-	1,743,701
Shares issued for compensation (Note 10)	155,898	105,512	-	97,837	-	-	203,349
Shares issued for cash, net of issuance costs (Note 10)	1,073,770	299,599	-	-	-	-	299,599
Shares issued in private placement (Note 10)	1,000,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	27,500	53,735	-	-	-	-	53,735
Shares issued on conversion of vested prefunded warrants (Note 5)	2,147,465	3,535,878	(3,535,878)	-	-	-	-
Cancelled prefunded warrants (Note 3)	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	-	-	283,299	-	-	-	283,299
Net loss	-	-	-	-	(4,247,025)	-	(4,247,025)
Foreign currency translation	-	-	-	-	-	311,005	311,005
Balance, June 30, 2023	22,716,766	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236

Balance, January 1, 2022	15,176,698	$25,637,543	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103

Shares issued for consulting services (Note 10)	229,767	741,957	-	(93,295)	-	-	648,662
Shares issued for bonus and compensation (Note 10)	108,164	331,490	-	-	-	-	331,490
Share based compensation	-	-	214,372	-	-	-	214,372
Prefunded warrants issued (Note 5)	-	-	7,705,600	-	-	-	7,705,600
Net loss	-	-	-	-	(6,723,871)	-	(6,723,871)
Foreign currency translation	-	-	-	-	-	(33,093)	(33,093)
Balance, June 30, 2022	15,514,629	$26,710,990	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,247,025)	$(6,723,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,599	8,992
Share based compensation	283,299	214,372
Shares issued for consulting services	53,735	648,662
Shares issued for compensation	105,512	331,490
Amortization of debt issuance costs	3,808,460	-
Change in fair value of derivative liabilities	(5,833,025)	(218,462)
Loss on debt conversion	433,605	-
Write-off of deposit	12,000	-
Obligation to issue shares	97,837	-
Changes in operating assets and liabilities:
Other receivables	(12,857)	(15,016)
Prepaid expenses and other current assets	388,318	232,238
Advance	(225,000)	-
Accounts payable and accrued liabilities	446,943	478,645
Right-of-use asset	57,428	103,074
Lease liabilities	(49,825)	(118,126)
Net cash used in operating activities	(4,339,996)	(5,058,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards acquisition of intangibles	-	(500,000)
Acquisition of equipment and leasehold improvements	-	(92,479)
Construction in progress	-	(50,000)
Net cash used in investing activities	-	(642,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash	565,741	-
Share issuance costs paid	(16,142)	-
Proceeds from debentures – net of discount	4,615,385	-
Repayment of convertible debentures	(1,741,950)	-
Financing costs of debentures	(325,962)	(35,000)
Net cash provided by (used in) financing activities	3,097,072	(35,000)

Effect of exchange rate changes on cash and cash equivalent	(21,056)	(42,899)
Change in cash	(1,263,980)	(5,778,380)
Cash, beginning of period	2,269,320	7,775,290
Cash, end of period	$1,005,340	$1,996,910

Supplemental cash flow information:
Cash paid during the period for interest	$171,818	$-

Supplemental disclosure of non-cash investing and financing transactions
Shares issued for conversion of convertible debt	$1,743,701	$-
Reclassified accrued construction in progress fees	$39,875	$-
Initial fair value of debenture warrants (“Second Tranche Warrants”)	$2,378,000	$-
Initial fair value of conversion feature of debentures (“Second Tranche Debentures”)	$1,599,000	$-
Initial fair value of debenture warrants (“First Tranche Warrants”)	$-	$4,080,958
Initial fair value of conversion feature of debentures (“First Tranche Debentures”)	$-	$3,336,535
Debt receivable		$11,910,000
Prefunded warrants issued related to intangible assets	$-	$7,705,600
Unpaid financing cost	$-	$1,600,312
Initial operating lease liability recognized under Topic 842	$-	$1,776,599
Initial lease right-of-use asset recognized under Topic 842	$-	$1,837,782

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2023 and 2022 (unaudited)

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

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2023 and December 31, 2022, and the results of its operations and cash flows during the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the six months ended June 30, 2023, the Company had a net loss of $4.2 million, $4.3 million of net cash used in operating activities, and the Company had a working capital deficit of $5.5 million.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the development stage of its business plan. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of these interim financial statements, the Company will seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to our currently outstanding common shares. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these interim financial statements.

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

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 was adopted by the Company on January 1, 2023. Since the Company had a net loss for the six months ended June 30, 2023 and its convertible debentures were determined to be anti-dilutive, there was no material impact to its basic and diluted net loss per share for the period as a result of adopting ASU 2020-06.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

3. PREPAID EXPENSES, OTHER CURRENT ASSETS AND LAND DEPOSIT

	June 30, 2023	December 31, 2022
Deposits	$-	$12,000
Legal retainer	11,713	24,457
Prepaid expenses	88,596	436,496
Deferred offering costs	96,050	100,337
Others	1,665	25,052
	$198,024	$598,342

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

On March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented a termination notice to Stronghold and the value under land deposit was also reversed.

4. ADVANCE

On June 18, 2023, the Company signed a memorandum of understanding (“MOU”) with Radical Clean Solutions Ltd. (“RCS”) to advance $225,000 to RCS to be used exclusively for the advance purchase of hydroxyl generating devices. On June 26, 2023, the Company advanced $225,000 to RCS. The Company has an option to convert the advance into an investment for 14% of the issued and outstanding common shares of RCS. Upon conversion of the advance into an investment, the Company will receive one of five board of director seats of RCS and will have a right of first refusal to maintain an ownership percentage in RCS of not less than 10% of the total issued and outstanding common shares.

5. INTANGIBLE ASSET

Intangible asset represents $13,055,176 (December 31, 2022 - $13,089,377) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 7,379,969 prefunded warrants valued at $12,106,677 (the “Purchase Price”) adjusted for foreign exchange differences of $191,753 (December 31, 2022 - $492,300). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patents Office and the title was transferred to the Company. During the six months ended June 30, 2023, the Company issued 2,147,465 shares in relation to this transaction. As at June 30, 2023, there were 5,232,504 unconverted prefunded warrants outstanding.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The asset was completed and will be amortized over its useful life of 20 years. The Company recorded $334,748 in amortization expense related to the Manna IP for the six months ended June 30, 2023.

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2023	$334,748
2024	669,496
2025	669,496
2026	669,496
2027	669,496
Subsequent years	10,042,444
Total	$13,055,176

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2023	December 31, 2022
Accounts payable	$574,207	$498,188
Accrued expenses	445,647	365,521
Payroll liabilities	391,732	-
Other	143,221	284,030
Accounts payable and accrued liabilities	$1,554,807	$1,147,739

7. DEBENTURES

On June 30, 2022, the Company executed the definitive agreement with arm’s length accredited institutional investors (the “Investors”) for $14,025,000 in debentures with a 10% original issue discount (“First Tranche Debentures”) for gross proceeds of $12,750,000. The First Tranche Debentures were convertible into common shares at $2.22 per share. In addition, the Investors received 4,106,418 warrants at a strike price of $2.442, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894.

The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

On January 17, 2023, the Investors purchased additional debentures totaling $5,076,923 with a 10% original issue discount for gross proceeds of $4,615,385 (the “Second Tranche Debenture”). The Second Tranche Debentures were convertible into common shares at $1.24 per share and the Investors received an additional 2,661,289 warrants at a strike price of $1.24, which expire on December 31, 2025 (the “Second Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Warrants to $1.24. The transaction costs incurred in relation to second tranche were $325,962.

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

On June 26, 2023, the Company entered into waiver and amendment agreements (“Debenture Modification Agreements”) with the Investors to modify terms of the First Tranche Debentures and the Second Tranche Debentures (the “Debentures”). The Debenture Modification Agreements provide as follows:

1)	The July 1, 2023 interest and principal payments will be settled with the Company’s Common Shares
2)	The Conversion Price has been reduced to the lower of $0.45 or the price of subsequent dilutive issuances under the Company’s ATM program.
3)	100% of ATM proceeds up to $1 million USD may be kept by Company, while any dollar amount over this threshold will be distributed 33% to the Company and 67% to the Investors.

4)	The minimum tranche value for Additional Closings has been reduced from $5.0 million to $2.5 million.
5)	Upon the Company’s receipt of a further shareholder approval, the Base Conversion Price shall be lowered to the lowest price at which the Company has issued a common share or a right to acquire common shares.
6)	The Investors have each agreed to raise no objection to one or more private placements of securities by the Company with an aggregate purchase price of up to $1,000,000 at a purchase price of at least $0.25 per common share and two-year warrant (with a per share exercise price of $0.50, and no registration rights).
7)	The Company may not prepay any portion of the principal amount of this Debenture without the prior written consent of the Holder; However the Company must apply the approved or percentage of approved gross proceeds from the sale of its Common Stock from an at-the-market offering to prepay this Debenture (pro-rated among all Debentures) and shall be permitted to prepay the Debentures notwithstanding any contrary provision of this Debenture or the Purchase Agreement.

On June 29, 2023, the Company issued common shares for cash under an ATM agreement (the “ATM”) triggering the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.30.

Due to the currency of the above noted features being different from the Company’s functional currency, the First Tranche Warrants and Second Tranche Warrants (the “Debenture Warrants), as well as the Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 9.

The following table summarizes the outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	June 30, 2023	December 31, 2022
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$14,025,000	$14,025,000
Principal (Second Tranche Debentures)	17/07/2025	5.00% - 8.00%	5,076,923	-
Repayments and conversions			(6,139,350)	(2,955,000)
Debt issuance costs and discounts (Note 7 & 9)			(7,787,435)	(7,128,084)
Total Debentures (current)			$5,175,138	$3,941,916

During the six months ended June 30, 2023, the Investors converted $1,442,400 of principal and $37,532 of interest into shares of the Company resulting in a $433,605 loss on the conversion of convertible debentures.

8. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $30,211 (December 31, 2022 - $29,533) (CAD$40,000) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $15,106 (CAD$20,000) (December 31, 2022 - $14,767). The expansion loan is subject to the original terms and conditions of the Program.

The loan is interest free for an initial term that ends on December 31, 2023. Repaying the loan balance on or before December 31, 2023 will result in loan forgiveness of up to a third of loan value (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 31, 2024 to December 31, 2025.

The balance as at June 30, 2023 was $45,317 (CAD $60,000) (December 31, 2022 - $44,300 (CAD $60,000)).

9. DERIVATIVE LIABILITIES

Warrant Liabilities

As of June 30, 2023, the Warrant Liabilities represent aggregate fair value of publicly traded 3,088,198 Series A warrants (“IPO Warrants”), 135,999 representative’s warrants (“Rep Warrants”), 4,106,418 First Tranche Warrants, 2,661,289 Second Tranche Warrants and 1,000,000 warrants issued in a private placement (Note 10) on June 20, 2023 (“Private Placement Warrants”).

The fair value of the Private Placement Warrants amount to $35,867 (June 20, 2023 - $45,120). As at June 30, 2023 the Company utilized the Black-Scholes option-pricing model for the Private Placement Warrants and used the following assumptions: stock price $0.23 (June 20, 2023 - $0.25), dividend yield – nil (June 20, 2023 – nil), expected volatility 65.0% (June 20, 2023 – 65.0%), risk free rate of return 4.58% (June 20, 2023 – 4.58%), and expected term of 2 years (June 20, 2023 – expected term of 2 years).

The fair value of the IPO Warrants and Rep Warrants amount to $125,744 (December 31, 2022 - $275,115). The Rep Warrants are exercisable one year from the effective date of the IPO registration statement and will expire three years after the effective date.

The fair value of the First Tranche Warrants amounted to $422,000 (December 31, 2022 - $2,917,000). As at June 30, 2023 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.23 (December 31, 2022 - $1.13), dividend yield – nil (December 31, 2022 – nil), expected volatility 65.0% (December 31, 2022 – 95.0%), risk free rate of return 4.68% (December 31, 2022 – 4.22%), and expected term of 2.50 years (December 31, 2022 – expected term of 3 years).

On January 17, 2023 the Company issued Second Tranche Warrants. As at June 30, 2023 the Second Tranche Warrants had a fair value that amounted to $283,000 (January 17, 2023 - $2,378,000). As at June 30, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.23 (January 17, 2023 - $1.21), dividend yield – nil (January 17, 2023 – nil), expected volatility 65.0% (January 17, 2023 – 95.0%), risk free rate of return 4.49% (January 17, 2023 – 3.80%), and expected term of 3.05 years (January 17, 2023 – expected term of 3.5 years).

Debenture Convertible Feature

On June 30, 2022, the Company issued First Tranche Debentures with an equity conversion feature, see Note 7. As at June 30, 2023 the fair value of the First Tranche Debentures’ convertible feature amounted to $1,056,000 (December 31, 2022 - $1,457,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.23 (December 31, 2022 - $1.13), dividend yield – nil (December 31, 2022 – nil), expected volatility 65.0% (December 31, 2022 – 95.0%), risk free rate of return 5.27% (December 31, 2022 – 4.41%), discount rate 15.29% (December 31, 2022 – 13.65%), and expected term of 1.50 years (December 31, 2022 – 2 years).

On January 17, 2023, the Company issued Second Tranche Debentures with an equity conversion feature, see Note 7. As at June 30, 2023 the fair value of the Second Tranche Debentures’ convertible feature amounted to $749,000 (January 17, 2023 - $1,599,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.23 (January 17, 2023 - $1.21), dividend yield – nil (January 17, 2023 – nil), expected volatility 65.0% (January 17, 2023 – 95.0%), risk free rate of return 4.87% (January 17, 2023 – 4.02%), discount rate 14.96% (January 17, 2023 – 11.65%), and expected term of 2.05 years (January 17, 2023 – 2.50 years).

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the six months ended June 30, 2023 and 2022 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	45,120	2,378,000	1,599,000	4,022,120
Conversions	-	-	(194,492)	(194,492)
Change in fair value	(167,527)	(4,579,136)	(1,086,362)	(5,833,025)
Effect of exchange rate changes	8,903	(10,864)	29,854	27,893
Balance at June 30, 2023	$161,611	$705,000	$1,805,000	$2,671,611

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2022	$1,418,964	$-	$-	$1,418,964
Additions	-	4,080,958	3,336,535	7,417,493
Change in fair value	(218,462)	-	-	(218,462)
Effect of exchange rate changes	(27,216)	-	-	(27,216)
Balance at June 30, 2022	$1,173,286	$4,080,958	$3,336,535	$8,590,779

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

10. SHARE CAPITAL

During June 2023, the Company issued shares for cash under its at-the market agreement (the “ATM”). In total 1,073,770 shares were issued for $315,741 less share issuance costs of $16,142.

On June 20, 2023 the Company entered in to a private placement agreement issuing 1,000,000 units of one common share and one whole Private Placement Warrant at a strike price of $0.50 with an expiry date of June 20, 2025 for total consideration of $250,000. The fair value of the Private Placement Warrants at initial recognition was $45,120.

On June 30, 2023, the Company owed $97,837 worth of stock-based compensation to Company officers. The balance issuable was classified as an Obligation to issue shares, and during July 2023 the obligation was settled with the issuance of 424,564 shares.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	June 30, 2023	June 30, 2022
Warrants	13,537,969	9,876,680
Options	1,339,024	641,730
Convertible debentures	45,250,548	6,317,567
Total anti-dilutive weighted average shares	60,127,541	16,835,977

11. LEASES

The Company entered an operating lease for office space. As at June 30, 2023, the remaining lease term is seven years and the discount rate is 7.0%. The Company has no finance leases.

The components of lease expenses were as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating lease cost	$145,795	$152,072
Short-term lease cost	3,479	7,363
Total lease expenses	$149,274	$159,435

The minimum future annual payments under the lease for our continuing operations as at June 30 is as follows:

Remaining 2023	$139,347
2024	286,847
2025	303,155
2026	303,155
2027	303,155
Subsequent years	530,521
Total minimum lease payments	1,866,180
Less: imputed interest	(394,835)
Total lease liability	1,471,345
Current portion of lease liability	(280,052)
Non-current portion of lease liability	$1,191,293

12. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2023:

Remaining 2023	$5,348,538
2024	6,395,573
2025	1,218,462
$12,962,573

Contingencies

Litigation

As at June 30, 2023, the Company had no contingencies to disclose.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 3, 2023, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to June 30, 2023, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

On July 1, 2023, the Company issued 3,432,261 common shares to the Investors for its July 1, 2023 principal repayment and interest in lieu of cash (Note 7).

On July 1, 2023, the Company issued 5,000 common shares to a consultant in a private placement transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended.

On July 1, 2023, the Company issued 395,403 common shares to Manna upon exercise of the vested prefunded warrants (Note 5).

On July 6, 2023, the Company issued 832,261 common shares to the Investors in relation to its July 1, 2023 principal repayment and interest in lieu of cash (Note 7).

On July 13, 2023, the Company issued 479,800 common shares to the Investors in relation to its July 1, 2023 principal repayment and interest in lieu of cash (Note 7).

On July 18, 2023, the Company announced a restructuring. Ingo Mueller departed from his position as CEO and Chair of the Board. Richard Wong was concurrently appointed as interim CEO, and David Welch and John Meekison each assumed the role of Co-Chair of the Board. Ingo Mueller continues to serve as a director of the Company.

On July 19, 2023, the company issued shares for cash under its ATM. In total 763,334 shares were issued for gross proceeds of $119,996. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.15.

On July 20, 2023, the company issued shares for cash under its ATM. In total 189,556 shares were issued for gross proceeds of $27,031. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.14.

On July 21, 2023, the company issued shares for cash under its ATM. In total 11,908 shares were issued for gross proceeds of $1,696.

On July 25, 2023, the company issued shares for cash under its ATM. In total 4,955 shares were issued for gross proceeds of $699.

On July 31, 2023, the company issued shares for cash under its ATM. In total 763,371 shares were issued for gross proceeds of $99,620. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.13.

On July 31, 2023, the Company issued 375,906 common shares as part of compensation to Company officers.

On July 31, 2023, the Company issued 12,500 common shares to a consultant in a private placement transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended.

On August 1, 2023, the company issued shares for cash under its ATM. In total 1,963,549 shares were issued for gross proceeds of $296,692.

On August 1, 2023, the Company issued 5,478,056 common shares to the Investors to partially settle its August 1, 2023 principal repayment and interest in lieu of cash (Note 7). The Investors deferred the issuance of the remaining shares (1,978,174) to a later date.

On August 2, 2023, the Company issued 660,361 common shares to the Investors in relation to its August 1, 2023 principal repayment and interest in lieu of cash (Note 7).

On August 2, 2023, the company issued shares for cash under its ATM. In total 57,787 shares were issued for gross proceeds of $6,946. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.12.

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

The AgriFORCE™ precision growth method presents a tremendous opportunity to positively disrupt all corners of the industry. The market size of just the nutraceutical and plant-based pharmaceutical and vaccine/therapeutics market is over $500 billion. Including the traditional hydroponics high value crops and controlled-environment food markets, the addressable market approaches nearly $1 trillion(1)(2)(3).

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

The AgriFORCE™ Grow House

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

BUSINESS PLAN

The Company is exploring opportunities to utilize its patented grow house structures and automated growing systems to expand its internal operations as well as external opportunities for joint ventures and licensing.

AgriFORCE Brands

UN(THINK)™ Foods

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

During the period ended June 30, 2023, the Company has achieved milestones towards the commercialization of our Awakened Grains™ flour, the Company’s first brand to utilize the IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US to establish additional production hubs which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is conducting advanced customer R&D trials to understand how to integrate the product into food suppliers’ manufacturing processes. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel. Lastly, the Company has developed an extensive number of recipes for the application of Awakened Grains™ flour for both customers and consumers.

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

CERES-MNG baking flour produced from soft white wheat has 40 times more fiber, three (3) times more protein and 75% less net carbohydrates than regular all- purpose flour(6).

Source: Independent analysis by Eurofins Food Chemistry Testing Madison, Inc, February 2022

The CERES-MNG patent will help develop new flours and products from modern, ancient and heritage grains, seeds, legumes and tubers/root vegetables.

(5) https://my.clevelandclinic.org/health/articles/14400-improving-your-health-with-fiber

(6) Based on protein, fiber, and starch content figures from a nationally certified independent laboratory, as compared to standard all-purpose flour.

Products that AgriFORCE™ intends to develop for commercialization from the CERES-MNG patented process under the UN(THINK)™ foods brand:

-	High protein, high fiber, low carb modern, heritage and ancient grain flours (for use in breads, baked goods, doughs, pastry, snacks, and pasta)
-	Protein flours and protein additives
-	High protein, high fiber, low carb cereals and snacks
-	High protein, high fiber, low carb oat based dairy alternatives
-	Better tasting, cleaner label, high protein, high fiber, low carb nutrition bars
-	High protein, high fiber, low carb nutrition juices
-	Sweeteners – liquid and granulated
-	High protein, high fiber, low carb pet foods and snacks

We intend to commercialize these products behind three (3) main sales channels:

-	Ingredients
-	Branded ingredients
-	Consumer branded products

Successful commercialization of premium specialized products from the UN(THINK)™ foods IP and the capture of a small percentage share of the category is a notable business opportunity for AgriFORCE™. We estimate potential revenues to be between $500 million and $1 billion by 2030 (excluding any potential revenues from the Maltose-Power Juice applications).

	Breads &Bakery	Functional Flours	Pulse Flours	Dairy Alternatives	Nutrition Bars	Total
Global market sizes	$222B	$48B	$17B	$6B	$45B
Potential market share	0.1%	1%	1%	1%	0.1%
Potential net revenues	$100-200M	$200-480M	$100- 170M	$30-60M	$20-40M	$450-950M

Sources: Grand View Research Reports, San Francisco CA, 2018 Estimates.

Ahead of setting up a pilot plant in Canada to produce the UN(THINK)™ power wheat flour , we are using our patented process to develop a gold-standard sprouted wheat flour, which we have qualified and made available for sale through brokers as of January 2023 in Canada and the USA, under the UN(THINK)™ Awakened Grains™ brand. This new Awakened Grains™ flour will provide enhanced nutrition with over five times more fiber, up to two times more protein and 77% of net carbs versus conventional all purpose flour (source: Eurofins Food Chemistry Madison, Inc, December 2022).

BUSINESS PLAN

AgriFORCE™’s organic growth plan is to actively establish and deploy the commercialization of products in four distinct phases:

PHASE 1 (COMPLETED):

●	Product and process testing and validation. (completed)
●	Filing of US and international patents. (completed)
●	Conceptual engineering and preliminary budgeting on commercial pilot plant. (completed)
●	Creation of the UN(THINK)™ foods brand. (completed)
●	Qualification and operational and commercial set up of the Awakened Grains™ line of products (completed)

PHASE 2:

●

Launch of the UN(THINK)™ Awakened Grains™ lightly germinated flour range of products in business to business (“B2B”) channel. (complete)

Launch of the UN(THINK)™ Awakened Grains™ lightly germinated flour range of products in the direct to consumers (“D2C”) channel.

●	Design, build, start-up, and operation of the pilot plant for the fully processed and patented flours
●	Develop range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice-based protein flours.
●	Develop relationships with universities to research impact of patented flour on nutrition.

PHASE 3:

●	Launch first range of fully patent processed products in US/Canada (UN(THINK)™ power wheat flour).
●	Drive business with finished products in D2C, retail, food service.
●	Drive business as ingredients for bakery, snack and plant-based protein products manufacturers.
●	Develop manufacturing base through partnerships and licensing.
●	Conceptual engineering and preliminary budgeting on large-scale processing plant.

PHASE 4:

●	Expand product range in US/Canada.
●	Expand business to other geographies internationally.
●	Design, build, start-up, and operation of large-scale processing plan.

Radical Clean Solutions (“RCS”)

RCS is a US based company that has developed an advanced product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (VOCs) and allergy triggers(7). Applications for the system range from home, office, medical and senior care facilities to restaurants, transportation and more. RCS’s goal is to create a safe and healthy world, especially in light of the recent COVID pandemic.

The Company has a worldwide licensing agreement with RCS to commercialize their proprietary hydroxyl generating devices within the controlled environment agriculture (CEA) and food manufacturing industries.

The Company expects revenue from the sale of RCS devices during the second half of 2023.

Merger and Acquisition (“M&A”)

With respect to M&A growth, the Company is pursuing acquisitions in the agriculture technology and food technology space. The Company believes that a buy and build strategy will provide unique opportunities for innovation across each segment of the Ag-Tech market we serve.

Manna Nutritional Group Asset Acquisition

On September 10, 2021, the Company signed a definitive asset purchase agreement to acquire food production and processing IP from Manna.

On May 10, 2022, the Company completed an amendment to its asset purchase agreement with Manna Nutritional Group LLC. The amendment required the issuance of prefunded warrants instead of shares over several tranches and contained covenants to obtain shareholder approval of the acquisition transactions before the prefunded warrants can be exercised into Company common shares.

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

(7) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

On January 3, 2023, Manna satisfied all its contractual obligations when the patent was approved by the US Patents Office and title was transferred to the Company. During the six months ended June 30, 2023, the Company has issued 2,147,465 shares upon exercise of vested tranches of Manna’s prefunded warrants in relation to this transaction. On July 1, 2023, the Company issued an additional 395,403 common shares upon exercise of vested tranches of Manna’s prefunded warrants.

Delphy Groep BV Acquisition

On February 10, 2022, the Company signed a definitive share purchase agreement (the “Delphy Agreement”) to acquire Delphy, a Netherlands-based AgTech consultancy firm, for €23.5 million through a combination of cash and stock. Delphy, which optimizes production of plant-based foods and flowers, has multi-national operations in Europe, Asia, and Africa, with approximately 200 employees and consultants. The Delphy Agreement was negotiated at arm’s length and was not a related party transaction.

On May 25, 2023, the parties mutually terminated the share purchase agreement after extensive due diligence, an evaluation of the historical and projected financial information, potential for impairment risk as well as current market conditions.

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

The Deroose LOI is subject to completion of standard due diligence and entry into a definitive purchase agreement, which is expected to include commercially standard terms and conditions, including, but not limited to, representations and warranties, covenants, events of default and conditions to closing.

Neither party has provided notice to terminate the agreement.

Stronghold Land Acquisition

On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California. The purchase price was $4,300,000, payable as follows: (i) $1,500,000 in cash and (ii) $2,800,000 in restricted shares of common stock of the Company. The stock was issued in the form of prefunded warrants in two tranches: (i) $1,700,000 (695,866 prefunded warrants) issued within five days of entry into the PSA, and (ii) $1,100,000 (450,266 prefunded warrants) at closing of the transaction. The first tranche, issued during the first quarter, was voided on March 31, 2023 when closing of the transaction did not occur. The prefunded warrants per share exercise price was $2.443 which was subject to certain adjustments. Issuance of all securities in this transaction were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Under the terms of the agreement, Stronghold was to complete certain permitting, zoning, and infrastructure work by March 31, 2023, to close the transaction.

As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented termination notice to Stronghold.

Berry People LLC Binding Letter of Intent

On January 24, the Company announced it has entered a binding letter of intent (“BP LOI”) to acquire Berry People LLC, (“Berry People”), a berry business with an increasingly international footprint and a scalable business model. The acquisition bolsters the AgriFORCE™ Brands division and allows the Company to realize commercial synergies with UN(THINK)™.

Berry People was founded in 2017 by berry industry veterans to create a new platform to meet market demand for a branded, year-round supply of organic and conventional berries. Berry People quickly established a recognized global trade brand and scalable operations, comprised of over 200 retail and foodservice clients and over 100 grower and exporter clients across the US, Canada, Mexico, and Peru. Berry People had net revenues of USD $35.4 (unaudited) million for the year ended December 31, 2022.

The BP LOI states, among other things that:

●	the transaction will be subject to completion of due diligence to the Company’s satisfaction and, after satisfactory due diligence, the reaching of agreement on the terms of the purchase pursuant to a definitive purchase agreement, including conditions precedent for closing of the transaction;
●	the parties will sign the definitive purchase agreement no later than April 30, 2023(8), unless agreed to by both parties; and
●	Berry People will not enter any negotiations with other parties for a period of three months following the execution of the BP LOI.

(8) Berry People and the Company mutually agreed to be amended the long stop date to August 31, 2023

The BP LOI sets forth a proposed purchase price of $28.0 million, consisting of $18.2 million in cash and $9.8 million in AgriFORCE™ restricted shares, which will be paid at closing to acquire 70% of Berry People’s equity interests. Berry People will have the opportunity for future earnouts during the five years after closing based on future revenue and EBITDA targets associated with agreed upon growth targets.

In collaboration with AgriFORCE™, Berry People aims to further develop backward integration into agricultural production via farming joint ventures and deploy licensed and developed IP as part of a scalable franchising model. The berries market was $9.65 billion in 2021 in the U.S. alone, with growth rates of around 10% or more each year since 2019(9)— a trend that is expected to continue.

(9) As per IRI Integrated Fresh, Latest 52 WE 3/20/2022

Recent Developments

On July 18, 2023, the Company announced a restructuring of management. Ingo Mueller departed from his position as CEO and Chair of the Board. Richard Wong was concurrently appointed as interim CEO, and David Welch and John Meekison each assumed the role of Co-Chair of the Board. Ingo Mueller continues to serve as a director of the Company. The Company is currently evaluating options regarding the appointment of a fulltime CEO.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended June 30, 2023 and 2022 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses decreased in the three months ended June 30, 2023 as compared to June 30, 2022 by $1,307,955 or 31%, primarily due to the following:

●	Consulting decreased by $469,418 due to a significant decrease in M&A spending during Q2 2023.
●	Wages and salaries decreased by $462,740 due to lower executive compensation as well as a reduction in Company head count in Q2 2023.
●	Professional fees decreased by $319,347 due to a significant decrease in M&A spending during Q2 2023.
●	Investor and public relations decreased by $139,488 due to more investor and public relations advisory services utilized in 2022 for communication on M&A targets than in Q2 2023.

This was partially offset by the following:

●	Depreciation and amortization increased by $166,374 due to the beginning of amortization of the intangible asset which became available for use in January 2023.
●	All other items aggregate to $83,336.

Operating expenses decreased in the six months ended June 30, 2023 as compared to June 30, 2022 by $1,245,926 or 18%, primarily due to the following:

●	Consulting decreased by $623,398 due to a significant decrease in M&A spending during Q2 2023.
●	Research and development decreased by $377,498 due to limited work during 2023 as compared to expenditures paid to RCS in 2022 as well as design and construction fees that were incurred in 2022.
●	Wages and salaries decreased by $230,335 due to lower executive compensation as well as a reduction in staff head count in 2023.
●	Investor and public relations decreased by $217,059 due to more investor and public relations advisory services utilized in 2022 for communication.
●	Professional fees decreased by $133,050 due to a significant decrease in M&A spending during Q2 2023.

This was partially offset by the following:

●	Depreciation and amortization increased by $331,607 due to the beginning of amortization of the intangible asset which became available for use in January 2023.
●	All other items aggregate to $3,807.

Other (Income) / Expenses

Other income for the three months ended June 30, 2023 decreased primarily due to the accretion interest on debentures of $2,107,808. This was offset by the change in fair value of derivative liabilities of $1,783,489 from a significant decrease in securities price during the period. All other items aggregate to $68,023.

Other income for the six months ended June 30, 2023 increased primarily due to the change in fair value of derivative liabilities of $5,614,563 from a significant decrease in securities price during the period. This was offset by the accretion interest on debentures of $3,980,278 as well as the loss on debt conversions of $433,605. All other items aggregate to $30,240.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $4,247,025 for the six months ended June 30, 2023, and a net loss of $6,723,871 for the six months ended June 30, 2022. We have recorded an accumulated deficit of $37,021,119 as of June 30, 2023 and $32,774,094 as of December 31, 2022. Net cash used in operating activities for the six months ended June 30, 2023 and June 30, 2022 was $4,339,996 and $5,058,002, respectively.

The Company held $1,005,340 in cash at June 30, 2023 as compared to $2,269,320 at December 31, 2022.

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

Cash Flows

The net cash used by operating activities for the six months ended June 30, 2023 was $4,339,996 compared to $5,058,002 for the six months ended June 30, 2022. The change of $718,006 was primarily due to the following:

●	A decrease in net loss of $2,476,846 due to operating expenses noted above.
●	Non-cash items such as an increase in amortization of debt discounts of $3,808,460, depreciation and amortization of $331,607 as well as loss on debt conversion of $433,605.

This was offset by the following:

●	Change in fair value of derivatives of $5,614,563 due to a significant decrease in securities price during the period.
●	Decrease of shares issued for consulting services of $594,927 due to significant M&A work in 2022 while less work took place in 2023.
●	An unfavorable change in working capital of $75,808 driven by an advance paid to RCS which was partially offset by the utilization of a prepaid retainer balance related to an investor relations campaign that took place in Q2 2023.
●	All other items aggregate to $47,214.

There was $nil cash used in investing activities for the six months ended June 30, 2023. The net cash used in investing activities for six months ended June 30, 2022 was related to the payment against acquisition of IP intangible asset of $500,000 and acquisition of equipment and leasehold improvements amounting to $92,479 and $50,000 paid for construction in progress.

Net cash provided by financing activities for the six months ended June 30, 2023, represents net proceeds from debentures of $4,615,385 as well as common shares issued for cash of $565,741. This was partially offset by repayments on convertible debentures of $1,741,950, financing costs of debentures of $325,962 and share issuance costs of $16,142. Net cash used in financing activities for the six months ended June 30, 2022 represents transaction costs paid related to debentures of $35,000.

Recent Financings

On January 17, 2023, the Debenture Investors purchased additional tranches totaling $5,076,923 and received 2,661,289 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $1.24. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Debenture Warrants to $1.24.

During June 2023, the Company issued common shares for cash under the ATM agreement net of issuance costs for a total of $299,599. The issuance further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $0.30.

On June 20, 2023 the Company entered in to a private placement agreement to issue 1,000,000 common shares with an additional 1,000,000 warrants for total consideration of $250,000.

During July 2023, the Company issued 1,733,124 common shares for cash under the ATM agreement for gross proceeds of $249,042. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.13.

During August 2023, the Company issued 2,021,336 common shares for cash under the ATM agreement for gross proceeds of $303,638. The shares issued under the ATM triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $0.12.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended June 30, 2023 and 2022, included with this quarterly report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

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

On April 1, 2023, the Company issued 193,823 common shares upon conversion of prefunded warrants.

On April 1, 2023, the Company issued 12,500 common shares to a consultant.

On June 1, 2023, the Company issued 1,805,528 common shares upon conversion of convertible debt.

On June 12, 2023, the Company issued 316,593 common shares upon conversion of prefunded warrants.

On June 20, 2023, the Company issued 1,000,000 common shares to a shareholder in a private placement.

On July 1, 2023, the Company issued 3,432,261 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 1, 2023, the Company issued 5,000 common shares to a consultant.

On July 1, 2023, the Company issued 395,403 common shares upon conversion of prefunded warrants.

On July 6, 2023, the Company issued 832,261 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 13, 2023, the Company issued 479,800 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 31, 2023, the Company issued 375,906 common shares as part of compensation to Company officers.

On July 31, 2023, the Company issued 12,500 common shares to a consultant.

On August 1, 2023, the Company issued 5,478,056 common shares upon conversion of convertible debt in lieu of repayment in cash.

On August 2, 2023, the Company issued 660,361 common shares upon conversion of convertible debt in lieu of repayment in cash.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: August 3, 2023	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Interim Chief Executive Officer and Chief Financial Officer

