Form 10-Q
period 2023-09-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2023-11-02
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2023, the registrant has 1,413,511 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US dollars)

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS

Current
Cash and cash equivalents	$586,565	$2,269,320
Other receivable	74,735	48,941
Prepaid expenses and other current assets (Note 3)	242,033	598,342
Inventories (Note 4)	38,167	-
Advance (Note 5)	218,934	-
Total current assets	1,160,434	2,916,603

Non-current
Property and equipment, net	92,482	121,672
Intangible asset (Note 6)	12,620,896	13,089,377
Operating lease right-of-use asset	1,406,060	1,540,748
Construction in progress	2,056,459	2,092,533
Land deposit (Note 3)	-	2,085,960
Total assets	17,336,331	21,846,893

LIABILITIES AND EQUITY

Current
Accounts payable and accrued liabilities (Note 7)	1,891,589	1,147,739
Debentures (Note 8 and 14)	4,669,944	3,941,916
Contract liabilities (Note 9)	23,262	-
Lease liability – current (Note 13)	275,584	271,110
Total current liabilities	6,860,379	5,360,765

Non-current
Lease liability – non-current (Note 13)	1,122,692	1,250,060
Derivative liabilities (Note 11)	1,958,568	4,649,115
Long term loan (Note 10)	44,379	44,300
Total liabilities	9,986,018	11,304,240
Commitments and contingencies (Note 14)

Shareholders’ equity
Common shares, no par value per share – unlimited shares authorized; 1,071,516 and 315,916 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively*	41,891,730	27,142,762
Obligation to issue shares	44,214	-
Additional paid-in-capital	6,486,532	16,816,695
Accumulated deficit	(40,514,172)	(32,774,094)
Accumulated other comprehensive income	(557,991)	(642,710)
Total shareholders’ equity	7,350,313	10,542,653

Total liabilities and shareholders’ equity	$17,336,331	$21,846,893

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

OPERATING EXPENSES
Wages and salaries	$603,242	$695,510	$2,319,026	$2,521,164
Consulting	147,190	522,576	1,032,210	2,030,994
Professional fees	277,694	1,177,236	1,026,044	2,058,636
Office and administrative	191,829	356,408	821,358	987,298
Share based compensation	80,537	169,020	565,861	705,882
Depreciation and amortization	172,096	6,714	512,695	15,706
Investor and public relations	61,319	111,499	451,184	718,423
Lease expense	73,261	79,293	222,535	238,728
Sales and marketing	11,242	95,750	173,568	186,132
Shareholder and regulatory	35,857	28,431	114,674	175,094
Travel and entertainment	3,813	55,904	104,938	214,725
Research and development	(27,046)	110,916	22,312	537,772
Operating loss	(1,631,034)	(3,409,257)	(7,366,405)	(10,390,554)

OTHER EXPENSES
Accretion of interest on debentures (Note 8)	2,064,936	1,688,672	6,045,214	1,688,672
Loss (gain) on conversion of convertible debt (Note 8)	108,125	(93,973)	541,730	(93,973)
Change in fair value of derivative liabilities (Note 11)	(326,042)	(1,465,027)	(6,159,067)	(1,683,489)
Foreign exchange loss (gain)	25,472	(104,468)	(1,317)	(143,432)
Write-off of deposit (Note 3)	-	-	12,000	-
Other income	(10,472)	(37,831)	(64,887)	(37,831)

Net loss	$(3,493,053)	$(3,396,630)	$(7,740,078)	$(10,120,501)

Other comprehensive income (loss)

Foreign currency translation	(226,286)	(566,414)	84,719	(599,507)

Comprehensive loss attributable to common shareholders	$(3,719,339)	$(3,963,044)	$(7,655,359)	$(10,720,008)

Basic and diluted net loss attributed to common share*	$(4.03)	$(8.31)	$(12.58)	$(29.07)

Weighted average number of common shares outstanding – basic and diluted*	867,110	408,702	615,152	348,133

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and nine months ended September 30, 2023 and 2022

	For the three months ended September 30
	Common shares*		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares	Amount	capital	shares	deficit	income	equity

Balance, July 1, 2023	454,335	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236
Shares issued for conversion of convertible debt (Note 8)	422,104	3,013,171	-	-	-	-	3,013,171
Shares issued for compensation (Note 12)	31,890	205,678	-	(53,623)	-	-	152,055
Shares issued for cash, net of issuance costs (Note 12)	103,177	640,096	-	-	-	-	640,096
Shares issued for consulting services	350	27,150	-	-	-	-	27,150
Shares issued on conversion of vested prefunded warrants (Note 6)	59,660	4,919,568	(4,919,568)	-	-	-	-
Share based compensation	-	-	(72,056)	-	-	-	(72,056)
Net loss	-	-	-	-	(3,493,053)	-	(3,493,053)
Foreign currency translation	-	-	-	-	-	(226,286)	(226,286)
Balance, September 30, 2023	1,071,516	$41,891,730	$6,486,532	$44,214	$(40,514,172)	$(557,991)	$7,350,313

Balance, July 1, 2022	310,293	$26,710,990	$10,123,315	$-	$(26,624,863)	$(66,179)	$10,143,263
Shares issued for conversion of convertible debt (Note 8)	1,351	131,532	-	-	-	-	131,532
Shares issued for consulting services	600	59,500	-	-	-	-	59,500
Shares issued compensation	1,528	100,564	-	-	-	-	100,564
Share based compensation	-	-	68,456	-	-	-	68,456
Prefunded warrants issued (Note 6)	-	-	3,376,946	-	-	-	3,376,946
Net loss	-	-	-	-	(3,396,630)	-	(3,396,630)
Foreign currency translation	-	-	-	-	-	(566,414)	(566,414)
Balance, September 30, 2022	313,772	$27,002,586	$13,568,717	$-	$(30,021,493)	$(632,593)	$9,917,217

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

	For the nine months ended September 30
	Common shares*		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares	Amount	capital	shares	deficit	income	equity

Balance, January 1, 2023	315,916	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt (Note 8)	472,431	4,756,872	-	-	-	-	4,756,872
Shares issued for compensation (Note 12)	35,007	311,190	-	44,214	-	-	355,404
Shares issued for cash, net of issuance costs (Note 12)	124,652	939,695	-	-	-	-	939,695
Shares issued in private placement (Note 12)	20,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	900	80,885	-	-	-	-	80,885
Shares issued on conversion of vested prefunded warrants (Note 6)	102,610	8,455,446	(8,455,446)	-	-	-	-
Cancelled prefunded warrants (Note 3)	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	-	-	211,243	-	-	-	211,243
Net loss	-	-			(7,740,078)		(7,740,078)
Foreign currency translation	-	-	-	-	-	84,719	84,719
Balance, September 30, 2023	1,071,516	$41,891,730	$6,486,532	$44,214	$(40,514,172)	$(557,991)	$7,350,313

Balance, January 1, 2022	303,534	$25,637,543	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103

Shares issued for conversion of convertible debt (Note 8)	1,351	131,532	-	-	-	-	131,532
Shares issued for consulting services	5,195	801,457	-	(93,295)	-	-	708,162
Shares issued for compensation	3,692	432,054	-	-	-	-	432,054
Share based compensation	-	-	282,828	-	-	-	282,828
Prefunded warrants issued (Note 6)	-	-	11,082,546	-	-	-	11,082,546
Net loss	-	-	-	-	(10,120,501)	-	(10,120,501)
Foreign currency translation	-	-	-	-	-	(599,507)	(599,507)
Balance, September 30, 2022	313,772	$27,002,586	$13,568,717	$-	$(30,021,493)	$(632,593)	$9,917,217

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

	For the nine months ended September 30,
	2023		2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(7,740,078)	$(10,120,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		512,695	15,706
Share based compensation		211,243	282,828
Shares issued for consulting services		80,885	708,162
Shares issued for compensation		355,404	432,054
Loss (gain) on debt conversion		541,730	(93,973)
Amortization of debt issuance costs		5,873,396	1,515,296
Change in fair value of derivative liabilities		(6,159,067)	(1,683,489)
Write-off of deposit		12,000	-
Changes in operating assets and liabilities:
Other receivables		(25,794)	(14,411)
Prepaid expenses and other current assets		344,309	(60,914)
Inventories		(38,167)	-
Advance		(225,000)	-
Accounts payable and accrued liabilities		783,725	(35,791)
Right-of-use asset		134,688	249,038
Lease liabilities		(122,894)	(255,731)
Contract liabilities		23,333	-
Net cash used in operating activities		(5,437,592)	(9,061,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment towards acquisition of intangibles		-	(500,000)
Acquisition of equipment and leasehold improvements		-	(93,259)
Deposit for purchase of land		-	20,000
Construction in progress		-	(50,000)
Net cash used in investing activities		-	(623,259)

CASH FLOWS FROM FINANCING ACTIVITIES			-
Proceeds from common shares issued for cash		1,342,915	-
Share issuance costs paid		(153,220)	-
Proceeds from debentures – net of discount		4,615,385	12,750,000
Repayment of convertible debentures		(1,741,950)	(1,122,000)
Financing costs of debentures		(325,962)	(1,634,894)
Net cash provided by financing activities		3,737,168	9,993,106

Effect of exchange rate changes on cash and cash equivalent		17,669	(214,383)
Change in cash		(1,682,755)	93,738
Cash, beginning of period		2,269,320	7,775,290
Cash, end of period		$586,565	$7,869,028

Supplemental cash flow information:
Cash paid during the period for interest		$171,818	$173,376

Supplemental disclosure of non-cash investing and financing transactions
Shares issued for conversion of convertible debt		$4,756,872	$131,532
Reclassified accrued construction in progress fees		$39,875	$-
Initial fair value of debenture warrants (“Second Tranche Warrants”)		$2,378,000	$-
Initial fair value of conversion feature of debentures (“Second Tranche Debentures”)		$1,599,000	$-
Fair value of debenture warrants (“First Tranche Warrants”)		$-	$4,342,877
Fair value of conversion feature of debentures (“First Tranche Debentures”)		$-	$2,249,000
Prefunded warrants issued related to intangible assets		$-	$8,996,586
Prefunded warrants issued related to land deposit	$		$2,085,960
Prefunded warrants related to land deposit cancelled		$2,085,960	$-
Initial operating lease liability recognized under Topic 842		$-	$1,776,599
Initial lease right-of-use asset recognized under Topic 842		$-	$1,837,782

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2023 and 2022 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS AND BASIS OF PREPARATION

Business Overview

AgriFORCE Growing Systems Ltd. (“AgriFORCE” or the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, British Columbia, Canada, V5Z 1C6.

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

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2023 and December 31, 2022, and the results of its operations and cash flows during the three and nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the nine months ended September 30, 2023, the Company had a net loss of $7.7 million, $5.4 million of net cash used in operating activities, and the Company had a working capital deficit of $5.7 million.

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

Reverse Stock Split

On October 11, 2023, the Company executed a one-for-fifty reverse stock split of the Company’s common shares (the “Reverse Split”). As a result of the Reverse Split, every 50 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the reverse split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 11, 2023 have been adjusted to reflect the Reverse Split on a retroactive basis.

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

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 was adopted by the Company on January 1, 2023. Since the Company had a net loss for the nine months ended September 30, 2023 and its convertible debentures were determined to be anti-dilutive, there was no material impact to its basic and diluted net loss per share for the period as a result of adopting ASU 2020-06.

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

Inventories

Inventories consist of finished goods of milled flour and related packaging material recorded at the lower of cost or net realizable value with the cost measured using the average cost method. Inventories includes all costs that relate to bringing the inventory to its present condition and location under normal operating conditions.

Revenue Recognition

Product revenue includes sales from hydroxyl generators. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when a good is shipped or delivered to the customer.

Contract Balances

We recognize a receivable when the Company has a right to consideration for which the Company has completed the performance obligations and only the passage of time is required before payment of that consideration is due.

We recognize a contract asset when revenue is recognized prior to invoicing.

We recognize a contract liability when a customer provides payment to the Company for a performance obligation not yet satisfied.

Payment terms generally require payments within 30 days.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Reclassifications

The Company has reclassified certain amounts in the 2022 consolidated financial statements to comply with the 2023 presentation.

3. PREPAID EXPENSES, OTHER CURRENT ASSETS AND LAND DEPOSIT

	September 30, 2023	December 31, 2022
Prepaid expenses	$169,448	$436,496
Legal retainer	30,811	24,457
Inventory advances	36,107	-
Deferred offering costs	-	100,337
Deposits	-	12,000
Others	5,667	25,052
	$242,033	$598,342

The Company wrote off a non-refundable deposit amounting to $12,000 which was related to a previous land purchase agreement.

Inventory advances represent payments made to manufacturers for goods not received.

On August 31, 2022, the Company signed a purchase and sale agreement with Stronghold Power Systems, Inc. (“Stronghold”), to purchase approximately seventy acres of land located in the City of Coachella as well as to have Stronghold complete certain permitting, zoning, and infrastructure work for a total purchase price of $4,300,000. The purchase price consists of:

(i)	$1,500,000 in cash due on March 31, 2023.

(ii)	A first stock deposit of $1,700,000 in prefunded warrants. The Company issued 13,917 prefunded warrants on September 9, 2022 to Stronghold.

(iii)	A second stock deposit $1,100,000 in prefunded warrants. The Company issued 9,005 prefunded warrants on September 9, 2022 to Stronghold.

As at December 31, 2022 the $2,085,960 of prefunded warrants were recorded under land deposit in relation to the Stronghold agreement.

On March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented a termination notice to Stronghold and the value under land deposit was also reversed.

4. INVENTORIES

As at September 30, 2023, the Company had $38,167 (December 31, 2022 - nil) in finished goods. At the end of each reporting period, inventories are reviewed to ensure that they are recorded at the lower of cost and net realizable value.

5. ADVANCE

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

On October 1, 2023 the Company and RCS signed a definitive agreement to convert the advance into a 14% ownership investment in RCS.

6. INTANGIBLE ASSET

Intangible asset represents $12,620,896 (December 31, 2022 - $13,089,377) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 (the “Purchase Price”) adjusted for foreign exchange differences of $469,058 (December 31, 2022 - $492,300). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patents Office and the title was transferred to the Company. During the nine months ended September 30, 2023, the Company issued 102,610 shares in relation to this transaction. As at September 30, 2023, there were 44,990 unconverted prefunded warrants outstanding.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition and has deemed the asset purchased as an in-process research and development. The asset was completed and will be amortized over its useful life of 20 years. The Company recorded $492,220 in amortization expense related to the Manna IP for the nine months ended September 30, 2023.

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2023	$163,908
2024	655,631
2025	655,631
2026	655,631
2027	655,631
Subsequent years	9,834,464
Total	$12,620,896

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2023	December 31, 2022
Accounts payable	$623,887	$498,188
Accrued expenses	665,696	365,521
Other	602,006	284,030
Accounts payable and accrued liabilities	$1,891,589	$1,147,739

8. DEBENTURES

On June 30, 2022, the Company executed the definitive agreement with arm’s length accredited institutional investors (the “Investors”) for $14,025,000 in debentures with a 10% original issue discount (“First Tranche Debentures”) for gross proceeds of $12,750,000. The First Tranche Debentures were convertible into common shares at $111.00 per share. In addition, the Investors received 82,129 warrants at a strike price of $122.10, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894.

The Investors have the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

On January 17, 2023, the Investors purchased additional debentures totaling $5,076,923 with a 10% original issue discount for gross proceeds of $4,615,385 (the “Second Tranche Debenture”). The Second Tranche Debentures were convertible into common shares at $62.00 per share and the Investors received an additional 53,226 warrants at a strike price of $62.00, which expire on December 31, 2025 (the “Second Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Warrants to $62.00. The transaction costs incurred in relation to second tranche were $325,962.

The First Tranche and Second Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures and on July 1, 2023 for the Second Tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

On August 9, 2023, the Company entered into another waiver and amendment agreement (“Agreement”) with the Investors with respect to a certain Senior Convertible Debenture (the “Debentures”) due July 17, 2025 issued by the Company to that Investor. The Agreement provides as follows:

1.	The Company wishes to make Monthly Redemptions in shares of the Company’s Common Stock in lieu of cash payments, until further written notice from the Company to the Purchaser.
2.	The Purchaser is willing to accept such shares as payment of the Monthly Redemption Amount provided that the Equity Conditions are met; and will consider on a case-by-case basis accepting payments in shares of Common Stock if the Equity Conditions are not met, at its sole discretion. Company may inquire of the Purchaser at least 5 Trading Days prior to a Monthly Redemption Date whether the Purchaser is willing to accept Shares without the Equity Conditions having been met. An email reply from the Purchaser shall be sufficient evidence of such monthly waiver.
3.	The Purchaser will accept the August 1, 2023 Monthly Redemption Amount in shares of Common Stock valued at the August 1 Repayment Price for such date.

On August 30, 2023, the Company issued common shares for cash under an ATM agreement (the “ATM”) triggering the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Warrants to $5.50.

Due to the currency of the above noted features being different from the Company’s functional currency, the First Tranche Warrants and Second Tranche Warrants (the “Debenture Warrants), as well as the Debentures’ convertible features were classified as derivative liabilities and are further discussed in Note 11.

The following table summarizes the outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	September 30, 2023	December 31, 2022
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$14,025,000	$14,025,000
Principal (Second Tranche Debentures)	17/07/2025	5.00% - 8.00%	5,076,923	-
Repayments and conversions			(8,431,581)	(2,955,000)
Debt issuance costs and discounts (Note 8 & 11)			(6,000,398)	(7,128,084)
Total Debentures (current)			$4,669,944	$3,941,916

During the nine months ended September 30, 2023, the Investors converted $3,734,631 of principal and $305,175 of interest into shares of the Company resulting in a $541,730 loss on the conversion of convertible debentures. During the nine months ended September 30, 2023, the Company incurred $6,045,214 in accretion interest.

9. CONTRACT BALANCES

For the nine months ended September 30, 2023, contact balances consisted of $23,262 of advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2022 - $nil).

10. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,586 (December 31, 2022 - $29,533) (CAD$40,000) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,793 (CAD$20,000) (December 31, 2022 - $14,767). The expansion loan is subject to the original terms and conditions of the Program.

The loan is interest free for an initial term that ends on January 18, 2024. Repaying the loan balance on or before January 18, 2024 will result in loan forgiveness of up to a third of loan value (up to CAD $20,000). Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at September 30, 2023 was $44,379 (CAD $60,000) (December 31, 2022 - $44,300 (CAD $60,000)).

11. DERIVATIVE LIABILITIES

Warrant Liabilities

As of September 30, 2023, the Warrant Liabilities represent aggregate fair value of publicly traded 61,765 Series A warrants (“IPO Warrants”), 2,721 representative’s warrants (“Rep Warrants”), 82,129 First Tranche Warrants, 53,226 Second Tranche Warrants and 20,000 warrants issued in a private placement (Note 12) on June 20, 2023 (“Private Placement Warrants”).

The fair value of the Private Placement Warrants amount to $2,407 (June 20, 2023 - $45,120). As at September 30, 2023 the Company utilized the Black-Scholes option-pricing model for the Private Placement Warrants and used the following assumptions: stock price $5.50 (June 20, 2023 - $12.50), dividend yield – nil (June 20, 2023 – nil), expected volatility 59% (June 20, 2023 – 65.0%), risk free rate of return 4.91% (June 20, 2023 – 4.58%), and expected term of 1.75 years (June 20, 2023 – expected term of 2 years).

The fair value of the IPO Warrants and Rep Warrants amount to $64,161 (December 31, 2022 - $275,115). The Rep Warrants are exercisable one year from the effective date of the IPO registration statement and will expire three years after the effective date.

The fair value of the First Tranche Warrants amounted to $234,000 (December 31, 2022 - $2,917,000). As at September 30, 2023 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $5.60 (December 31, 2022 - $56.50), dividend yield – nil (December 31, 2022 – nil), expected volatility 80.0% (December 31, 2022 – 95.0%), risk free rate of return 4.97% (December 31, 2022 – 4.22%), and expected term of 2.25 years (December 31, 2022 – expected term of 3 years).

On January 17, 2023 the Company issued Second Tranche Warrants. As at September 30, 2023 the Second Tranche Warrants had a fair value that amounted to $75,000 (January 17, 2023 - $2,378,000). As at September 30, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $5.60 (January 17, 2023 - $60.50), dividend yield – nil (January 17, 2023 – nil), expected volatility 80.0% (January 17, 2023 – 95.0%), risk free rate of return 4.85% (January 17, 2023 – 3.80%), and expected term of 2.80 years (January 17, 2023 – expected term of 3.5 years).

Debenture Convertible Feature

On June 30, 2022, the Company issued First Tranche Debentures with an equity conversion feature, see Note 8. As at September 30, 2023 the fair value of the First Tranche Debentures’ convertible feature amounted to $887,000 (December 31, 2022 - $1,457,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $5.60 (December 31, 2022 - $56.50), dividend yield – nil (December 31, 2022 – nil), expected volatility 80.0% (December 31, 2022 – 95.0%), risk free rate of return 5.35% (December 31, 2022 – 4.41%), discount rate 16.23% (December 31, 2022 – 13.65%), and expected term of 1.25 years (December 31, 2022 – 2 years).

On January 17, 2023, the Company issued Second Tranche Debentures with an equity conversion feature, see Note 8. As at September 30, 2023 the fair value of the Second Tranche Debentures’ convertible feature amounted to $696,000 (January 17, 2023 - $1,599,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $5.60 (January 17, 2023 - $60.50), dividend yield – nil (January 17, 2023 – nil), expected volatility 80.0% (January 17, 2023 – 95.0%), risk free rate of return 5.12% (January 17, 2023 – 4.02%), discount rate 16.01% (January 17, 2023 – 11.65%), and expected term of 1.80 years (January 17, 2023 – 2.50 years).

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the nine months ended September 30, 2023 and 2022 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	2,917,000	1,457,000	4,649,115
Additions	45,120	2,378,000	1,599,000	4,022,120
Conversions	-	-	(529,340)	(529,340)
Change in fair value	(259,123)	(4,960,112)	(939,832)	(6,159,067)
Effect of exchange rate changes	5,456	(25,888)	(3,828)	(24,260)
Balance at September 30, 2023	$66,568	$309,000	$1,583,000	$1,958,568

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2022	$1,418,964	$-	$-	$1,418,964
Additions	-	4,080,958	3,336,535	7,417,493
Conversions	-	-	(63,723)	(63,723)
Change in fair value	(640,540)	(191,957)	(850,992)	(1,683,489)
Effect of exchange rate changes	(85,547)	(239,001)	(172,820)	(497,368)
Balance at September 30, 2022	$692,877	$3,650,000	$2,249,000	$6,591,877

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

12. SHARE CAPITAL

During the nine months ended September 30, 2023, the Company issued shares for cash under its at-the market agreement (the “ATM”). In total 124,652 shares were issued for $1,092,915 less share issuance costs of $153,220.

On June 20, 2023 the Company entered in to a private placement agreement issuing 20,000 units of one common share and one whole Private Placement Warrant at a strike price of $25.00 with an expiry date of June 20, 2025 for total consideration of $250,000. The fair value of the Private Placement Warrants at initial recognition was $45,120.

On September 30, 2023, the Company owed $44,214 worth of stock-based compensation to Company officers. The balance issuable was classified as an Obligation to issue shares.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	September 30, 2023	September 30, 2022
Warrants	270,762	197,536
Options	76,185	12,711
Convertible debentures	2,020,390	114,892
Total anti-dilutive weighted average shares	2,367,337	325,139

13. LEASES

The Company entered an operating lease for office space. As at September 30, 2023, the remaining lease term is six years and the discount rate is 7.0%. The Company has no finance leases.

The components of lease expenses were as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating lease cost	$219,018	$226,098
Short-term lease cost	3,517	12,630
Total lease expenses	$222,535	$238,728

The minimum future annual payments under the lease for our continuing operations as at September 30 is as follows:

Remaining 2023	$68,896
2024	280,907
2025	296,876
2026	296,876
2027	296,876
Subsequent years	519,533
Total minimum lease payments	1,759,964
Less: imputed interest	(361,688)
Total lease liability	1,398,276
Current portion of lease liability	(275,584)
Non-current portion of lease liability	$1,122,692

On November 1, 2023, the Company terminated its operating lease of its office space and entered in to a short-term lease.

14. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2023:

Remaining 2023	$3,056,307
2024	6,395,573
2025	1,218,462
$10,670,342

Contingencies

Litigation

On August 11, 2023, Mr. Ingo Mueller, the former Chief Executive Officer and former director of the Company, filed a claim for wrongful dismissal in the BC Supreme Court. On September 8, 2023, the Company filed a reply to this civil claim. The Company’s reply states that the Company’s position is that Mr. Mueller was terminated for just cause as a result of certain actions taken by Mr. Mueller which are alleged to constitute breaches of his employment agreement with the Company and violations of the Company’s corporate governance policies.

The Company denies any liability to Mr. Mueller in connection with termination of Mr. Mueller’s employment agreement and will vigorously defend the claims made against the Company. The Company has not recorded a liability related to this claim as we do not believe Mr. Mueller has any legal or other grounds to pursue this claim nor that he will have any success whatsoever in pursuing it.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 2, 2023, the date on which these interim financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to September 30, 2023, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

On October 1, 2023, the Company issued 111,419 common shares upon conversion of convertible debt in lieu of repayment in cash.

On October 1, 2023, the Company issued 13,644 common shares upon conversion of prefunded warrants.

On October 12, 2023, the Company was served a legal complaint filed in the Superior Court of California from Stronghold for breach of contract, breach of covenant of good faith and fair dealing, and common count: goods and services rendered in relation to the purchase and sale agreement for the Coachella property (Note 3). The Company intends to vigorously defend itself in this matter; however, we cannot predict the outcome. The Company is unable to estimate the exact amount of loss, its estimated total exposure ranges from $nil to $452,000.

On October 18, 2023 one of the Investors purchased an additional tranche totaling $2,750,000 in convertible debentures and received 620,230 warrants. The convertible debentures and warrants were issued with an exercise price of $2.62. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $2.62 (Note 8 & 11).

On October 23, 2023, the Company issued 37,251 fractional shares due to the round up from the reverse stock split.

On October 30, 2023, one of the Investors converted $50,000 of convertible debentures into 19,084 shares.

On November 1, 2023, the Company issued 160,500 common shares upon conversion of convertible debt in lieu of repayment in cash.

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

Company History and Our Business

AgriFORCE Growing Systems Ltd. (“AgriFORCE” or the “Company”) was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, BC, Canada, V5Z 1C6.

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

During the period ended September 30, 2023, the Company has achieved milestones towards the commercialization of our Awakened Grains™ flour, the Company’s first brand to utilize the IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US to establish additional production hubs which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is conducting advanced customer R&D trials to understand how to integrate the product into food suppliers’ manufacturing processes. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel. Lastly, the Company has developed an extensive number of recipes for the application of Awakened Grains™ flour for both customers and consumers.

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

	Breads &Bakery	Functional Flours	Pulse Flours	Dairy Alternatives	Nutrition Bars	Total
Global market sizes	$222B	$48B	$17B	$6B	$45B
Potential market share	0.1%	1%	1%	1%	0.1%
Potential net revenues	$100-200M	$200-480M	$100-170M	$30-60M	$20-40M	$450-950M

Sources: Grand View Research Reports, San Francisco CA, 2018 Estimates.

Ahead of setting up a pilot plant in Canada to produce the UN(THINK)™ power wheat flour , we are using our patented process to develop a gold-standard sprouted wheat flour, which we have qualified and made available for sale through brokers as of January 2023 in Canada and the USA, under the UN(THINK)™ Awakened Grains™ brand. This new Awakened Grains™ flour – available in 3 types: hard white wheat and hard red wheat for breads and soft white wheat for bakery and pastries – will provide enhanced nutrition with over five times more fiber, up to two times more protein and 77% of net carbs versus conventional all purpose flour (source: Eurofins Food Chemistry Madison, Inc, December 2022).

BUSINESS PLAN

AgriFORCE™’s organic growth plan is to actively establish and deploy the commercialization of products in four distinct phases:

PHASE 1 (COMPLETED):

●	Product and process testing and validation. (completed)
●	Filing of US and international patents. (completed)
●	Conceptual engineering and preliminary budgeting on commercial pilot plant. (completed)
●	Creation of the UN(THINK)™ foods brand. (completed)
●	Qualification and operational and commercial set up of the Awakened Grains™ line of products. (completed)

PHASE 2:

●

Launch of the UN(THINK)™ Awakened Grains™ lightly germinated flour range of products in business to business (“B2B”) channel. (complete)

Launch of the UN(THINK)™ Awakened Grains™ lightly germinated flour range of products in the direct to consumers (“D2C”) channel.

●	Design, build, start-up, and operation of the pilot plant for the fully processed and patented flours.
●	Develop range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice-based protein flours.
●	Develop relationships with universities to research impact of patented flour on nutrition.

PHASE 3:

●	Launch first range of fully patent processed products in US/Canada (UN(THINK)™ power wheat flour).
●	Drive business with finished products in D2C, retail, food service.
●	Drive business as ingredients for bakery, snack and plant-based protein products manufacturers.
●	Develop manufacturing base through partnerships and licensing.
●	Conceptual engineering and preliminary budgeting on large-scale processing plant.

PHASE 4:

●	Expand product range in US/Canada.
●	Expand business to other geographies internationally.
●	Design, build, start-up, and operation of large-scale processing plan.

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

On October 1, 2023, the Company signed a definitive agreement to purchase 14% stake in RCS.

The Company expects revenue from the sale of RCS devices in late 2023. During the quarter, the Company has signed an exclusive distribution agreement with a leading distributor of AC and heating solutions in Mexico for the representation and sale of the AgriFORCE/RCS hydroxyl generating devices for greenhouses and food manufacturing facilities for the territory of Mexico. The first purchase orders were received in September 2023.

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

The transaction was fully approved by the shareholders on December 15, 2022. The Company paid consideration of $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 adjusted for foreign exchange differences of $492,300. Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants will be converted into an equal number of common shares.

(7) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

On January 3, 2023, Manna satisfied all its contractual obligations when the patent was approved by the US Patents Office and title was transferred to the Company. During the nine months ended September 30, 2023, the Company has issued 102,610 shares upon exercise of vested tranches of Manna’s prefunded warrants in relation to this transaction. On October 1, 2023, the Company issued an additional 13,645 common shares upon exercise of vested tranches of Manna’s prefunded warrants.

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

Stronghold Land Acquisition

On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California. The purchase price was $4,300,000, payable as follows: (i) $1,500,000 in cash and (ii) $2,800,000 in restricted shares of common stock of the Company. The stock was issued in the form of prefunded warrants in two tranches: (i) $1,700,000 (13,917 prefunded warrants) issued within five days of entry into the PSA, and (ii) $1,100,000 (9,005 prefunded warrants) at closing of the transaction. The first tranche, issued during the first quarter, was voided on March 31, 2023 when closing of the transaction did not occur. The prefunded warrants per share exercise price was $122.15 which was subject to certain adjustments. Issuance of all securities in this transaction were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Under the terms of the agreement, Stronghold was to complete certain permitting, zoning, and infrastructure work by March 31, 2023, to close the transaction.

As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented termination notice to Stronghold.

On October 12, 2023, the Company was served a complaint filed in the Superior Court of California from Stronghold for breach of contract in relation to the PSA. The Company denies any liability, other than what is already recorded in the financial statements and will vigorously defend the claims made against the Company.

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

(9) As per IRI Integrated Fresh, Latest 52 WE 3/20/2022

Recent Developments

On July 18, 2023, the Company announced a restructuring of management. Ingo Mueller departed from his position as CEO and Chair of the Board. Richard Wong was concurrently appointed as interim CEO, and David Welch and John Meekison each assumed the role of Co-Chair of the Board. Ingo Mueller served as a director of the Company until the shareholder meeting dated September 27, 2023 at which time he was not re-elected and ceased to serve as a director. The Company is currently evaluating options regarding the appointment of a fulltime CEO.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2023 and 2022 respectively, included in this report.

Revenues

The Company has generated no revenue since inception.

Operating Expenses

Operating expenses decreased in the three months ended September 30, 2023 as compared to September 30, 2022 by $1,778,223 or 52%, primarily due to the following:

●	Professional fees decreased $899,542 due to a significant decrease in M&A spending during Q3 2023 as a result of the Company focusing on organic growth of currently active ventures.
●	Consulting decreased $375,386 due to a significant decrease in M&A spending during Q3 2023 as a result of the Company focusing on organic growth of currently active ventures.
●	Office and administrative decreased $164,579 due to overall cost cutting initiatives during Q3 2023.
●	Research and development decreased $137,962 due to the a reduction in product research and development.
●	Wages and salaries decreased $92,268 due to lower executive compensation as well as a reduction in staff head count in Q3 2023.
●	Share based compensation decreased $88,483 due to a significant amount of option forfeitures from lower employee head count.
●	Sales and marketing decreased $84,508 due to significant reductions in public relations agency and social media contracted fees from cost cutting initiatives.
●	Travel and entertainment decreased $52,091 due to a reduction in travel for foreign business development.
●	Investor and public relations decreased $50,180 due to more investor and public relations advisory services utilized in 2022 for communication on M&A targets than in Q3 2023.

This was partially offset by the following:

●	Depreciation and amortization increased $165,382 due to the beginning of amortization of the intangible asset which became available for use in January 2023.
●	All other items aggregate to $1,394.

Operating expenses decreased in the nine months ended September 30, 2023 as compared to September 30, 2022 by $3,024,149 or 29%, primarily due to the following:

●	Professional fees decreased $1,032,592 due to a significant decrease in M&A spending during 2023 as a result of the Company focusing on organic growth of currently active ventures.
●	Consulting decreased $998,784 due to a significant decrease in M&A spending during 2023 as a result of the Company focusing on organic growth of currently active ventures.
●	Research and development decreased $515,460 due to limited work during 2023 as compared to expenditures paid to RCS in 2022 as well as design and construction fees that were only incurred in 2022.
●	Investor and public relations decreased $267,239 due to more investor and public relations advisory services utilized in 2022 for communication.
●	Wages and salaries decreased $202,138 due to lower executive compensation as well as a reduction in staff head count in 2023.
●	Office and administrative decreased $165,940 due to overall cost cutting initiatives during 2023.
●	Share based compensation decreased $140,021 due to a significant amount of option forfeitures from lower employee head count in 2023.
●	Travel and entertainment decreased $109,787 due to a reduction in travel expenses for M&A targets.

This was partially offset by the following:

●	Depreciation and amortization increased by $496,989 due to the beginning of amortization of the intangible asset which became available for use in January 2023.
●	All other items aggregate to $89,177.

Other (Income) / Expenses

Other expenses for the three months ended September 30, 2023 increased primarily due to the change in fair value of derivative liabilities of $1,138,985 caused by significant conversions in Q3 2023 versus Q3 2022, accretion interest on debentures of $376,264 from two tranches of debentures in 2023 versus one tranche in 2022 and an increase in the loss on debt conversion of $202,098 due to debt repayments being made via share issuance in lieu of cash. All other items aggregate to $157,299.

Other expense for the nine months ended September 30, 2023 increased primarily due to the increase accretion interest on debentures of $4,356,542 from two tranches of debentures versus one in 2022, the loss on debt conversions of $635,703 due to several debt repayments being made via share issuance in lieu of cash. This was offset by the change in fair value of derivative liabilities of $4,475,578 from a significant decrease in securities price during the period. All other items aggregate to $127,059.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $7,740,078 for the nine months ended September 30, 2023, and a net loss of $10,120,501 for the nine months ended September 30, 2022. We have recorded an accumulated deficit of $40,514,172 as of September 30, 2023 and $32,774,094 as of December 31, 2022. Net cash used in operating activities for the nine months ended September 30, 2023 and September 30, 2022 was $5,437,592 and $9,061,726, respectively.

The Company held $586,565 in cash at September 30, 2023 as compared to $2,269,320 at December 31, 2022.

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

Cash Flows

The net cash used by operating activities for the nine months ended September 30, 2023 was $5,437,592 compared to $9,061,726 for the nine months ended September 30, 2022. The change of $3,624,134 was primarily due to the following:

●	A decrease in net loss of $2,380,423 due to operating expenses noted above.
●	A favorable change in working capital of $992,009 driven by a delay in payment of trade payables as part of a cash savings initiative and the utilization of a prepaid retainer balance for investor relations services as well as amortization of deferred offering costs for usage of the ATM in 2023.
●	All other items aggregate to $251,702.

There was $nil cash used in investing activities for the nine months ended September 30, 2023. The net cash used in investing activities for nine months ended September 30, 2022 was related to the payment against acquisition of IP intangible asset of $500,000 and acquisition of equipment and leasehold improvements amounting to $93,259 and $50,000 paid for construction in progress. This was partially offset by $20,000 of the refundable portion of a deposit for the Coachella, California property in which escrow was closed.

Net cash provided by financing activities for the nine months ended September 30, 2023, represents net proceeds from debentures of $4,615,385 as well as common shares issued for cash of $1,342,915. This was partially offset by repayments on convertible debentures of $1,741,950, financing costs of debentures of $325,962 and share issuance costs of $153,220. Net cash used in financing activities for the nine months ended September 30, 2022 represents net proceeds from debentures of $12,750,000. This was partially offset by financing costs of debentures of $1,634,89 as well as repayments of principal and interest on convertible debentures of $1,122,000 and $173,376, respectively.

Recent Financings

On January 17, 2023, the Debenture Investors purchased additional tranches totaling $5,076,923 and received 53,226 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $62.00. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Debenture Warrants to $62.00.

On June 20, 2023 the Company entered in to a private placement agreement to issue 20,000 common shares with an additional 20,000 warrants for total consideration of $250,000.

During the nine months ended September 30, 2023, the Company issued 124,652 common shares for cash under the ATM agreement net of issuance costs for a total of $939,695. The issuance further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $5.50.

On October 18, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures and received 620,230 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $2.62. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $2.62.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended September 30, 2023 and 2022, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 14 and 15 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2023, the Company issued 250 common shares to a consultant.

On January 3, 2023, the Company issued 32,742 common shares upon conversion of prefunded warrants.

On January 17, 2023, the Company issued 5,000 common shares upon conversion of convertible debt.

On January 23, 2023, the Company issued 7,000 common shares upon conversion of convertible debt.

On January 24, 2023, the Company issued 2,016 common shares upon conversion of convertible debt.

On March 2, 2023, the Company issued 200 common shares upon conversion of convertible debt.

On March 31, 2023, the Company issued 3,118 common shares as part of compensation to Company officers.

On March 31, 2023, the Company issued 50 common shares to a consultant.

On April 1, 2023, the Company issued 3,876 common shares upon conversion of prefunded warrants.

On April 1, 2023, the Company issued 250 common shares to a consultant.

On June 1, 2023, the Company issued 36,111 common shares upon conversion of convertible debt.

On June 12, 2023, the Company issued 6,332 common shares upon conversion of prefunded warrants.

On June 20, 2023, the Company issued 20,000 common shares to a shareholder in a private placement.

On July 1, 2023, the Company issued 68,645 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 1, 2023, the Company issued 100 common shares to a consultant.

On July 1, 2023, the Company issued 7,908 common shares upon conversion of prefunded warrants.

On July 6, 2023, the Company issued 16,645 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 13, 2023, the Company issued 9,596 common shares upon conversion of convertible debt in lieu of repayment in cash.

On July 31, 2023, the Company issued 4,654 common shares as part of compensation to Company officers.

On July 31, 2023, the Company issued 250 common shares to a consultant.

On August 1, 2023, the Company issued 109,561 common shares upon conversion of convertible debt in lieu of repayment in cash.

On August 2, 2023, the Company issued 13,207 common shares upon conversion of convertible debt in lieu of repayment in cash.

On August 10, 2023, the Company issued 26,356 common shares upon conversion of convertible debt in lieu of repayment in cash.

On August 31, 2023, the Company issued 7,993 common shares as part of compensation to Company officers and employees.

On September 1, 2023, the Company issued 126,400 common shares upon conversion of convertible debt in lieu of repayment in cash.

On September 12, 2023, the Company issued 26,534 common shares upon conversion of convertible debt in lieu of repayment in cash.

On September 12, 2023, the Company issued 51,752 common shares upon conversion of prefunded warrants.

On September 14, 2023, the Company issued 25,160 common shares upon conversion of convertible debt in lieu of repayment in cash.

On September 30, 2023, the Company issued 19,242 common shares as part of compensation to Company officers and employees.

On October 1, 2023, the Company issued 111,419 common shares upon conversion of convertible debt in lieu of repayment in cash.

On October 1, 2023, the Company issued 13,644 common shares upon conversion of prefunded warrants.

On October 18, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures and received 620,230 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $2.62. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $2.62.

On October 30, 2023, the Company issued 19,084 common shares upon conversion of convertible debt.

On November 1, 2023, the Company issued 160,500 common shares upon conversion of convertible debt in lieu of repayment in cash.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: November 2, 2023	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Interim Chief Executive Officer and Chief Financial Officer

