Form 10-K
period 2023-12-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2024-04-01
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market
Series A Warrants, every 50 warrants exercisable for one share of Common Stock at an exercise price of $300.00 per share of Common Stock.	AGRIW	NASDAQ Capital Market

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The text associated with those checkboxes is as follows: If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023 was approximately $5,129,428. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

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

As of April 1, 2024, the registrant has 22,573,938 shares of common stock, no par value per share, outstanding.

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

Our Business

AgriFORCE™ is an “Ag-Tech” company with a primary focus to developing and utilizing our intellectual property assets for improvements dedicated to the agricultural industry. We believe that this goal is best achieved by using our proprietary IP for solutions in the agricultural industry as well as seeking development of new IP to both enhance the technology which we already retain in house as well as development of new technologies which can increase our footprint in the Ag-Tech space with expansion into other areas which have ESG ramifications.

Our AgriFORCE™ Brands division is focused on the development and commercialization of plant-based ingredients and products that deliver more nutritious food. We will market and commercialize ingredient supplies, like our Awakened Flour™ and Awakened Grains ™.

The AgriFORCE™ Solutions division is dedicated to transforming modern agriculture through our controlled environment agriculture (“CEA”) equipment, including our FORCEGH+™” solution. We are continuing to modify our business plan to accommodate artificial intelligence and blockchain in the development and implementation of FinTech systems to commercial farmers, and advancing on the commercialization of our Hydroxyl clean room systems to greatly reduce the spread of pathogens, mold and disease at processing facilities worldwide.

AgriFORCE™ Brands

UN(THINK)™ Foods

The Company purchased Intellectual Property (“IP”) from Manna Nutritional Group, LLC (“Manna”), a privately held firm based in Boise, Idaho on September 10, 2021. The IP encompasses a granted patent to naturally process and convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as produces a natural sweetener juice. The core process is covered under Patent Nr. 11,540,538 in the U.S. and key international markets. The all-natural process is designed to unlock nutritional properties, flavors, and other qualities in a range of modern, ancient and heritage grains, pulses and root vegetables to create specialized all-natural baking and all-purpose flours, sweeteners, juices, naturally sweet cereals and other valuation products, providing numerous opportunities for dietary nutritional, performance and culinary applications.

During the year ended December 31, 2023, the Company has achieved milestones towards the commercialization of our UN(THINK) Awakened Flour™ flour, the Company’s first line of products to utilize the IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US to establish additional production hubs – at no additional CAPEX - which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is starting to approach US and Canadian Bakeries and Baked Goods Companies who are now testing our new flours for integration into their manufacturing operations and innovation pipeline. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel which will be started once the Business to Business channel sales will ramp up. Lastly, the Company has developed an extensive number of recipes for the application of Awakened Flour™ product line for both customers and consumers.

The Company is developing several finished product prototypes including a line of pancake mixes, which are ready for consumer testing.

Wheat and Flour Market

Modern diet is believed to be a contributor to health risks such as heart disease, cancer, diabetes and obesity, due in part to the consumption of highly processed foods that are low in natural fiber, protein and nutrition; and extremely high in simple starch, sugar and calories. These “empty carbs” produce glycemic swings that may cause overeating by triggering cravings for food high in sugar, salt and starch. As an example, conventional baking flour is low in natural fiber (~ 2-3%), low-to-average in protein (~ 9%), and very high in starch (~ 75%)(4). Apart from dietary fiber, whole flour is only marginally better in terms of these macronutrients (5).

(4) Based on protein, fiber, and starch content results from a nationally certified independent laboratory, as compared to standard all-purpose flour.

(5) https://www.soupersage.com/compare-nutrition/flour-vs-whole-wheat-flour

In contrast, foods high in fiber help to satiate hunger, suppress cravings and raise metabolism(6). They also assist in weight loss, lower cholesterol, and may reduce the risk of cancer, heart disease and diabetes(7).

Advantages of the UN(THINK)™ Foods IP

Our Controlled Enzymatic Reaction & Endothermic Saccharification with Managed Natural Germination (“CERES-MNG”) patented process allows for the development and manufacturing of all-natural flours that are significantly higher in fibers, nutrients and proteins and significantly lower in carbohydrates and calories than standard baking flour.

CERES-MNG baking flour produced from soft white wheat has 40 times more fiber, three (3) times more protein and 75% less net carbohydrates than regular all- purpose flour(8).

Source: Independent analysis by Eurofins Food Chemistry Testing Madison, Inc, February 2022

The CERES-MNG patent will help develop new flours and products from modern, ancient and heritage grains, seeds, legumes and tubers/root vegetables.

(6) https://my.clevelandclinic.org/health/articles/14400-improving-your-health-with-fiber

(7) https://www.health.harvard.edu/blog/fiber-full-eating-for-better-health-and-lower-cholesterol-2019062416819

(8) Based on protein, fiber, and starch content results from a nationally certified independent laboratory, as compared to standard all-purpose flour.

Products that AgriFORCE™ intends to develop for commercialization from the CERES-MNG patented process under the UN(THINK)™ foods brand:

-	High protein, high fiber, low carb modern, heritage and ancient grain flours (for use in breads, baked goods, doughs, pastry, snacks, and pasta)
-	Protein flours and protein additives
-	High protein, high fiber, low carb cereals and snacks
-	High protein, high fiber, low carb oat based dairy alternatives
-	Better tasting, cleaner label, high protein, high fiber, low carb nutrition bars
-	High protein, high fiber, low carb nutrition juices
-	Sweeteners – liquid and granulated
-	High protein, high fiber, low carb pet foods and snacks

We intend to commercialize these products behind three (2) main sales channels:

-	Branded ingredients (B2B)
-	Consumer branded products (B2B and B2C)

Successful commercialization of premium specialized products from the UN(THINK)™ foods IP and the capture of a small percentage share of the category is a notable business opportunity for AgriFORCE™.

	Breads & Bakery (2)	Whole Wheat Flours (1)	Pulse Flours (3)	Dairy Alternatives	Cereal Bars (4)	Total
Global market size of target categories	$235B	$72B	$19B	$23B	$23B
Potential market share	0.1%	0.2%	1%	0.01%	0.01%
AgriFORCE™ potential net revenues	$200M	$140M	$190M	$20M	$20M	$560M

Sources: Future Market Insights Reports, June 2022 (2), October 2022 (1), January 2023 (3) and October 2022 (4), .

To produce the UN(THINK)™ power wheat flour, we are using our patented process to develop a new germinated whole grain wheat flour, which we have qualified and made available for sale through November 2023 in Canada and the USA, under the UN(THINK)™ Awakened Flour™ brand. This new Awakened Grains™ flour – available in 3 types: hard white wheat and hard red wheat for breads and soft white wheat for bakery and pastries – will provide enhanced nutrition with over five times more fiber, up to two times more protein and 23% less net carbs versus conventional all-purpose flour (source: Eurofins Food Chemistry Madison, Inc, December 2022).

GROWTH PLAN

AgriFORCE™’s organic growth plan is to actively establish and deploy the commercialization of products in four distinct phases:

PHASE 1 (COMPLETED):

●	Product and process testing and validation. (completed)
●	Filing of US and international patents. (completed)
●	Creation of the UN(THINK)™ foods brand. (completed)
●	Qualification and operational and commercial set up of the Awakened Grains™ line of products. (completed)

PHASE 2:

●	Launch of the UN(THINK)™ Awakened Flour™ lightly germinated flour range of products in business to business (“B2B”) channel. (completed)
●	Develop range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice-based protein flours
●	Drive business as ingredients for bakery, snack and plant-based protein products manufacturers.
●	Develop relationships with universities, nonprofit organizations and civic organizations focused on health in underserved communities to research impact of patented flour on nutrition.

PHASE 3:

●	Develop range of finished products behind the wheat grain flours, qualify patented process for pulse/legume, and rice-based protein flours.
●	Drive business as ingredients for bakery, snack and plant-based protein products manufacturers.
●	Develop manufacturing base through partnerships and licensing.

PHASE 4:

●	Expand product range in US/Canada.
●	Expand business to other geographies internationally.

AgriFORCE Solutions

Understanding Our Approach –Bringing Cutting Edge Technology to Enhance and Modernize Agriculture

Traditional farming includes three fundamental approaches: outdoor, greenhouse and indoor. We are taking modern technologies such as artificial intelligence (“AI”) and blockchain–based advances to bring what is traditionally a low technology industry into the 21st century. This approach means that we are able to reach into areas not readily available to agricultural businesses in the past, such as advanced Fintech to enhance financing capabilities for these businesses and more readily provide advanced intelligence for farmers. These technologies can also be applied to worldwide sourcing and matching food producers to consumers in an efficient manner.

Our intellectual property combines a patented uniquely engineered facility design and automated growing system to solve excessive water loss and high energy consumption, two problems plaguing nearly all controlled environment agriculture systems. FORCEGH+ delivers a patented clean, sealed, self-contained micro-environment that maximizes natural sunlight and offers supplemental LED lighting. It limits human intervention and is designed to provide superior quality control through AI optical technology. It was also created to drastically reduce environmental impact, substantially decrease utility demands, conserving water, while delivering customers daily harvests and higher crop yields.

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

The Company intends to continue development and license its technology to existing farmers in the plant based pharmaceutical, nutraceutical, and high value crop markets using its unique patented facility design and hydroponics based automated growing system that enable farmers to effectively grow crops in a sealed controlled environment (“FORCEGH+™”). The Company has designed FORCEGH+™ facilities to produce crops in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible while substantially eliminating the need for the use of pesticides, fungicides and/or irradiation. The Company continues to develop its solution for fruits and vegetables focusing on the integration of its current structure with a new form of vertical grow technology.

BUSINESS PLAN

The Company will launch a full line up of Hydroxyl Devices and start commercializing the Hydroxyl Devises into the US market of CEA and Food Manufacturing. The Company will identify and establish exclusive distribution agreement for the EMEA region as well Expand Distribution Network into Latin America and Asia. The Company will also advance on the commercialization of our Hydroxyl clean room systems to greatly reduce the spread of pathogens, mold and disease at processing facilities worldwide.

The Company is exploring opportunities to utilize its patented FORCEGH+™ structure and its related technologies in joint ventures and licensing. The Company is also studying the utilization of FORCEGH+ technologies in arctic, tropical and desert environments. The Company intends to continue development of and license of its technology to existing farmers in the plant based pharmaceutical, nutraceutical, and high value crop markets using its unique patented facility design and hydroponics based automated growing system that enable farmers to effectively grow crops in a sealed controlled environment (“FORCEGH+™”).

The Company also looks to expand its efforts into development of blockchain solutions and the implementation of these solutions into FinTech systems to allow quicker and less costly transactions between commercial farmers.

The Company is exploring opportunities to utilize its patented FORCEGH+™ structure and its related technologies in joint ventures and licensing. The Company is also studying the utilization of FORCEGH+ technologies in arctic, tropical and desert environments and artificial intelligence and blockchain in the development and implementation of FinTech systems to commercial farmers, and advancing on the commercialization of our Hydroxyl clean room systems to greatly reduce the spread of pathogens, mold and disease at processing facilities worldwide.

The AgriFORCE Clean Solutions

The Company’s Solutions division is charged with the commercialization of our FORCEGH+ technology and our RCS clean room systems. The Company has also begun to advance its initiative to integrate blockchain in the development and implementation of FinTech systems for commercial farmers.

We have a worldwide license to commercialize the proprietary hydroxyl generating devices of Radical Clean Solutions, Inc. (“RCS”) for the CEA and food manufacturing industries. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (VOCs) and allergy triggers(8).

On October 1, 2023, the Company signed a definitive agreement to purchase a 14% ownership stake in RCS.

The Company generated its first revenue from the sale of RCS devices in late 2023. During 2023, the Company signed an exclusive distribution agreement with a leading distributor of air conditioning and heating solutions in Mexico for the representation and sale of the AgriFORCE/RCS hydroxyl generating devices for greenhouses and food manufacturing facilities for the territory of Mexico. The first products were delivered in October 2023 pursuant to purchase orders for the products.

The Company will continue to expand sales into Mexico through its distributor, Commercializadora DESICO. Based on its sale into the poultry industry in Mexico, the Company is expanding its distribution of its Clean System solutions into other Latin American markets and the United States.

(8) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

BUSINESS PLAN

2024

●	Continue introduction into the Mexico market with our exclusive distributor
●	Identify and set up exclusive distribution agreements for the EMEA region
●	Start commercializing the Hydroxyl Devices into the US market of CEA and Food Manufacturing
●	Launch full line up of Hydroxyl Devices : in-Duct HVAC unit, Portable Industrial QuadPro Unit, Small Rooms Wall-Mount unit

2025

●	Expand Distribution Network into Latin America and Asia.

Merger and Acquisition (“M&A”)

The Company plans to evaluate accretive M&A opportunities of an appropriate scale as it progresses with its ongoing business plans surrounding its already owned IP and improvements thereto. Any M&A propositions must be of a size and scale which works to complement the Company’s ongoing business in terms of allocation of resources.

The Company intends to focus any M& A activity to targets which are focused in the Ag-Tech space with emphasis on businesses which can also increase our ESG footprint. This refocused M&A strategy will ensure that proper personnel and economic resources are allocated to the Company’s ongoing businesses, while refocusing efforts on synergistic opportunities which work to enhance the Company’s existing assets.

As a result of this refocus of the M&A strategy, the following formerly considered acquisition opportunities are no longer being considered by the Company:

Delphy Groep BV Acquisition

●	On February 10, 2022, the Company signed a definitive share purchase agreement (the “Delphy Agreement”) to acquire Delphy, a Netherlands-based Ag-Tech consultancy firm, for €23.5 million through a combination of cash and stock.
●	On May 25, 2023, the parties mutually terminated the share purchase agreement after extensive due diligence, an evaluation of the historical and projected financial information, potential for impairment risk as well as current market conditions.

Deroose Plants NV Binding Letter of Intent

●	On February 23, 2022, the Company signed a binding letter of intent (the “Deroose LOI”) with Deroose Plants NV (“Deroose”).
●	The Deroose LOI was subject to completion of standard due diligence and entry into a definitive purchase agreement.
●	The Company is no longer pursuing this acquisition opportunity.

Stronghold Land Acquisition

●	On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California.
●	As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented termination notice to Stronghold.
●	On October 12, 2023, the Company was served a complaint filed in the Superior Court of California from Stronghold for breach of contract in relation to the PSA. The Company denies any liability, other than what is already recorded in the financial statements and will vigorously defend the claims made against the Company.

Berry People LLC Binding Letter of Intent

●	On January 24, the Company announced it has entered a binding letter of intent (“BP LOI”) to acquire Berry People LLC, (“Berry People”).
●	The Company is no longer pursuing this acquisition opportunity.

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

Name of Subsidiary	Jurisdiction of Incorporation	Date of Incorporation
AgriFORCE Investments Inc. (US)	Delaware	April 9, 2019
West Pender Holdings, Inc.	Delaware	September 1, 2018
AGI IP Co.	Nevada	March 5, 2020
West Pender Consulting Company*	Nevada	July 9, 2019
un(Think) Food Company	Nevada	June 20, 2022
un(Think) Food Company Canada Ltd.**	British Columbia	December 4, 2019
AgriFORCE Europe BV***	Belgium	March 29, 2023
AgriFORCE Belgium BV***	Belgium	March 29, 2023
GrowForce BV***	Belgium	June 19, 2023
AgriFORCE (Barbados) Ltd.***	Barbados	October 14, 2022

*	West Pender Consulting Company changed its name from West Pender Management Co. on August 1, 2022.
**	un(Think) Food Company Canada Ltd. changed its name from Daybreak AG Systems Ltd. on August 19, 2022.
***	Entities have no activity and are in the process of being dissolved.

Summary Three Year History

From the date of Incorporation (December 22, 2017) to the date of this filing, the Company has largely been engaged in completion of its initial corporate organization, assembling its management team, completing the design and engineering of its IP and filing the appropriate intellectual property protection and taking the initial steps to implement its business plan through the commencement of initial operations. Significant milestones during the three-year period ended December 31, 2023 are as follows:

●	On February 18, 2022, the Company signed a license agreement with Radical Clean Solutions Ltd (“Radical”), a New York corporation that has developed a patent pending product line consisting of smart hydroxyl generation systems to eliminate 99.99+% of all pathogens, virus, mold, volatile organic compounds and allergy triggers, to commercialize the proprietary hydroxyl generating devices within the CEA and food manufacturing industries. The license grants the rights to AgriFORCE™ in perpetuity as well as joint patent ownership rights for application in CEA.

●	On May 18, 2022, the Company completed the acquisition of the food processing intellectual property of Manna Nutritional Group (Manna).

●	On January 3, 2023, the Manna patent, which encompasses a process to naturally convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as produces a natural sweetener juice, was approved by the US Patents Office and the title was transferred to the Company.

●	On October 18, 2023, the Company delivered its first shipment of hydroxyl generating devices.

Financing

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors (the “Debenture Investors”) for the purchase of $14,025,000 in convertible debentures (the “First Tranche Debentures”) due December 31, 2024. The Debentures were convertible into common shares at $111.00 per share. The Convertible Debt Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Debenture Investors received 82,129 warrants at a strike price of $122.10, which expire on December 31, 2025 (the “First Tranche Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices.

On January 17, 2023, the Debenture Investors purchased additional tranches totaling $5,076,923 (the “Second Tranche Debentures”) and received 53,226 warrants (the “Second Tranche Debenture Warrants”). The Second Tranche Debentures and Debenture Warrants were issued with an exercise price of $62.00 and expire on July 17, 2025. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Debenture Warrants to $62.00.

On June 20, 2023 the Company issued 20,000 common shares with 20,000 warrants via a private placement for consideration of $250,000.

During the year ended December 31, 2023, the Company issued 124,652 common shares for cash under the ATM agreement for net proceeds of $939,695. The issuance triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $5.50.

On October 18, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures (the “Third Tranche Debentures”) and received 620,230 warrants (the “Third Tranche Debenture Warrants”). The Third Tranche Debentures and Debenture Warrants were issued with an exercise price of $2.62 and expire on April 18, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $2.62.

On November 30, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures (the “Fourth Tranche Debentures”) and received 1,986,112 warrants (the “Fourth Tranche Debenture Warrants”). The Fourth Tranche Debentures and Debenture Warrants were issued with an exercise price of $0.90 and expire on May 30, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures as well as the First, Second and Third Tranche Debenture Warrants to $0.90.

On February 21, 2024, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures (the “Fifth Tranche Debentures”) and received 3,341,122 warrants (the “Fifth Tranche Debenture Warrants”). The Fifth Tranche Debentures and Debenture Warrants were issued with an exercise price of $0.214 and expire on August 21, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $0.214.

The First, Second, Third, Fourth and Fifth Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures, July 1, 2023 for the Second Tranche Debentures, January 1, 2024 for the Third Tranche Debentures, May 1, 2024 for the Fourth Tranche Debentures and August 1, 2024 for the Fifth tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

All financings per the above were issued in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Patents

Patent Application #	Application Date	Expiry Date	Title	Case Status	Country
2001/2096	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	Barbados
3151492	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	Canada
202080073940.7	26-Aug-2020		AUTOMATED GROWING SYSTEMS	Pending	China
20858811.1	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	European Patent Office
TT/A/2022/00024	26-Aug-2020		AUTOMATED GROWING SYSTEMS	Abandoned (p)	Trinidad & Tobago
11528859	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Registered	United States
17/983109	08-Nov-2022		AUTOMATED GROWING SYSTEMS	Application allowed	United States
PCT/CA2023/051251	21-Sep-2023		PROCESS AND SYSTEM FOR GROWING PLANTS USING CLONE TO FLOWER MODEL	Pending	Patent Cooperation Treaty
2018215090	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Application allowed	Australia
3051860	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	Canada
18747157.8	31-Jan-2018		HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	European Patent Office
201917032603	31-Jan-2018		HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	India
755792	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	New Zealand
11540538	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR, SWEETENED LIQUID, SWEETENERS, CEREALS, AND METHODS FOR PRODUCTION THEREOF	Registered	United States
17/963690	11-Oct-2022		HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR, SWEETENED LIQUID, SWEETENERS, CEREALS, AND METHODS FOR PRODUCTION THEREOF	Application filed	United States
2001/2057	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Pending	Barbados
3132672	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Granted	Canada
CN202080033944.2	06-Mar-2020		STRUCTURES FOR GROWING PLANTS	Pending	China
20765629.9	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Pending	European Patent Office
TT/A/2021/00093	06-Mar-2020		STRUCTURES FOR GROWING PLANTS	Abandoned (p)	Trinidad & Tobago
11582918	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Registered	United States
18/096417	12-Jan-2023		STRUCTURES FOR GROWING PLANTS	Application allowed	United States

Trademarks

Application #	Application Date	Expiry Date	Title	Case Status	Country
1997835	26-Nov-2019		AGRIFORCE	In examination	Canada
018243244	22-May-2020		AGRIFORCE	Registered	European Union Intellectual Property Office
UK00918243244	22-May-2020		AGRIFORCE	Registered	United Kingdom
88/930218	22-May-2020		AGRIFORCE	Suspended	United States
2044675	07-Aug-2020		FORCEFILM	TM Application filed	Canada
018389838	04-Feb-2021		FORCEFILM	Registered	European Union Intellectual Property Office
90/124842	19-Aug-2020		FORCEFILM	Suspended	United States
2127781	18-Aug-2021		UN(THINK)	TM Application filed	Canada
018572674	06-Oct-2021		UN(THINK)	Application filed	European Union Intellectual Property Office
1669126	18-Feb-2022		UN(THINK)	Pending	Madrid Protocol (TM)
90/897689	23-Aug-2021		UN(THINK)	Suspended	United States
2196090	06-Jul-2022		C2F	TM Application filed	Canada
97/495313	08-Jul-2022		C2F	Suspended	United States
2198964	20-Jul-2022		AWAKENED GRAINS	TM Application filed	Canada
97/527128	29-Jul-2022		AWAKENED GRAINS	Suspended	United States
2207782	02-Sep-2022		FORCEGH+	Approved	Canada
97/605026	23-Sep-2022		FORCEGH+	Suspended	United States
2243222	02-Mar-2023		AWAKENED FLOUR	TM Application filed	Canada
1752858	01-Sep-2023		AWAKENED FLOUR	Registered	Madrid Protocol (TM)
97/824500	06-Mar-2023		AWAKENED FLOUR	Suspended	United States
TMA1175334	24-Jan-2019		PLANET LOVE	Registered	Canada
UK00801504091	24-Jul-2019		PLANET LOVE	Registered	United Kingdom
1504091	24-Jul-2019		PLANET LOVE	Registered	Madrid Protocol (TM)
6197554	24-Jul-2019		PLANET LOVE	Registered	United States
UK00801494234	30-Aug-2019		CANIVATE	Registered	United Kingdom
1494234	30-Aug-2019		CANIVATE	Registered	Madrid Protocol (TM)
6191972	30-Aug-2019		CANIVATE	Registered	United States
UK00801494231	30-Aug-2019		THE CANIVATE WAY	Registered	United Kingdom
1494231	30-Aug-2019		THE CANIVATE WAY	Registered	Madrid Protocol (TM)
6182017	30-Aug-2019		THE CANIVATE WAY	Registered	United States

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

The Company believes that is has the rights to one of the world’s most effective and safe purification solutions via its license and ownership in Radical Clean Solutions. The Company understands that it has competition, however, the quality of the construction and design of the Radical Clean Solutions has proven to highly effective for the Company’s customers.

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

Recent Developments

Management Restructuring

On July 18, 2023, the Company announced a restructuring of management. Ingo Mueller departed from his position as CEO and Chair of the Board. Richard Wong was concurrently appointed as interim CEO, and David Welch and John Meekison each assumed the role of Co-Chair of the Board. Ingo Mueller served as a director of the Company until the shareholder meeting dated September 27, 2023 at which time he was not re-elected and ceased to serve as a director. On November 10, 2023, David Welch was appointed Board Chair. The Company is currently evaluating options regarding the appointment of a fulltime CEO.

On January 25, 2024, Troy McClellan , President of AgriFORCE Solutions, submitted a letter of resignation to the Company. On January 25, 2024, the Company accepted his resignation and deemed it effective immediately pursuant to Section 7.3 of his employment agreement with the Company which permits waiver by the Company of Mr. McClellan’s notice period (through March 31, 2024) and corresponding acceleration of the resignation date.

On February 10, 2024, Richard Wong resumed his original role as Chief Financial Officer in order to focus on finance and accounting matters for the Company. Effective as of the same day, Jolie Kahn was appointed Executive Turnaround Consultant to support the Company’s operational growth and expansion efforts. Jolie Kahn shall report to David Welch, Chairman of the Board of Directors of the Company, who shall act as Executive Chairman until such time as a permanent Chief Executive Officer is appointed.

On February 19, 2024, Margaret Honey resigned as a Director of (the “Company”) to pursue other interests. The resignation is not the result of any disagreement with the Company.

Employees

As of April 1, 2024, the Company has seven (7) employees and three (3) consultants /contractors. The Company also relies on consultants and contractors to conduct its operations. The Company anticipates that it will be hiring additional employees to support its planned activities.

Operations

The Company primary operating activities are in Idaho, USA and Saskatoon, Canada. The Company’s head office is located in Vancouver, Canada.

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

The Company currently has little revenues and does not have any significant history of revenue generating operations. The Company has been involved in the design and development of its CEA FORCEGH+™ facility, acquisition, the sales and development of Hydroxyl generating devices and advancement of the UN(THINK)™ foods IP, product base, and transacting with potential revenue generating acquirees. While the Company has invested considerably in these business plans, no FORCEGH+™ facility has been constructed to date, the Company has not generated revenue from UN(THINK)™, nor has the Company completed any acquisition of revenue generating companies. The commercial or operating viability of the Company’s business plans have not been proven. There is no assurance that the revenue generated from its operations, and if those revenues, when and if generated, will be sufficient to sustain operations, nonetheless achieve profitability.

There is no assurance that the Company’s FORCEGH+™ facilities will operate as intended.

The Company’s initial state of its business operations will be to construct and deploy and license its initial FORCEGH+. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

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

The Company’s plans for developing and advancing the UN(THINK)™ are in its preliminary stages. The Company has yet to fully launch their range of products in either the B2B or D2C channels. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

●	the potential B2B sales may not achieved the planned levels of sales;
●	there is no assurance that the Company’s production partners will deliver the planned production levels or scale;
●	the quality of product from the co-manufacturing may not be sufficient.
●	the cost from co-manufacturing may be greater than anticipated.
●	the demand for the products may not be as high as predicted.
●	the pricing of the products may deter potential buyers and may not cover the cost of production.
●	the brand may not attract sufficient volume.

There is no assurance that Hydroxyl Generating Systems will operate as intended.

The Company’s plans for developing and expanding sales of the AgriFORCE Clean Solutions are in its preliminary stages. The Company has yet to generate remarkable sales of its Hydroxyl products. Accordingly, this component of the Company’s business plan is subject to considerable risks, including:

●	the quality of product from the co-manufacturing may not be sufficient.
●	the cost from co-manufacturing may be greater than anticipated.
●	the demand for the products may not be as high as predicted.
●	the pricing of the products may deter potential buyers and may not cover the cost of production.
●	the brand may not attract sufficient volume.
●	the quality of product from the co-manufacturing may not be sufficient.

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

The Company had negative cash flow for the year ended December 31, 2023.

The Company had negative cash flows from operating activities for year ended December 31, 2023. To the extent that the Company has negative cash flows from operating activities in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from operating activities, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

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

Impairments of the carrying amounts of intangible asset could negatively affect our financial condition and results of operations.

Our intangible asset balance consists of our patented process to develop germinated whole grain wheat flour. We test our assets for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of our intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions, unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate. We test our intangible asset for impairment by comparing the estimated fair value with its carrying amount. If the carrying amount of the asset exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount.

While there was no single determinative event or factor, the consideration in totality of several factors that developed during the fourth quarter of 2023 led us to conclude that it was possible that the fair value of our intangible asset was below their carrying amounts. These factors included: (i) a sustained decrease in our share price in 2023, which reduced our market capitalization below the book value of net assets; (ii) lack of financing raised during 2023 due to the economic environment (iii) delays in the launch of the sale of our UN(THINK) flour. Impairment of Company’s intangible asset could have a material adverse effect on our business, operating results and financial condition.

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

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $44.5 million at December 31, 2023, a net loss of approximately $11.7 million, and approximately $6.5 million of net cash used in operating activities for the year ended December 31, 2023. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

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

The Series A Warrants do not confer any rights of common share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common shares at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common shares and pay an exercise price of $300 per share (exercising 50 warrants at $6 per warrant to receive one common share), prior to three years from the date of issuance, after which date any unexercised Series A Warrants will expire and have no further value. Moreover, the market value of the Series A Warrants is uncertain and there can be no assurance that the market value of the Series A Warrants will equal or exceed their initial price. There can be no assurance that the market price of the common shares will ever equal or exceed the exercise price of the Series A Warrants, and consequently, whether it will ever be profitable for holders of the Series A Warrants to exercise the Series A Warrants.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We are committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. We acknowledge that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. As we grow in size and revenue, we intend to work with third party companies to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents, all as necessary.

We recognize the importance of maintaining our technology and data systems. Our cybersecurity policies, standards, processes, and practices are integrated across our operational departments.

Cybersecurity Risk Management and Strategy

As one of the elements of our overall risk management program, we focus on the following key areas:

Technical Safeguards: We have commenced to implement technical safeguards, including by not limited to firewalls, anti-malware functionality and access controls.

Outside Consultants: We have identified and, as appropriate and when we have the budget to do so, will utilize outside consultants, including contractors and other third parties, to among other things, conduct regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advising on potential improvements to our incident prevention, response, and documentation procedures.

We have not encountered cybersecurity threats or experienced previously cybersecurity incidents that have materially affected or that we believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Board of Directors Oversight

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats. Management works with our Board to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence. The Board has delegated to our Audit Committee the primary responsibility for oversight of cybersecurity risks.

Management’s Role Managing Risk

Our Executive Team plays a primary role in informing the Audit Committee on cybersecurity risks. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results of the work of our outside consultants. They will provide briefings to the Audit Committee on a periodic basis regarding cybersecurity matters, including but not limited to the following:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reporting, if any, and learning from any cybersecurity events;
●	Risk mitigation efforts and insurance, and
●	Compliance with regulatory requirements and industry standard.

Item 2. Properties

The Company currently leases office space at 800-525 West 8th Avenue, Vancouver, BC V5Z 1C6 as its principal office. The Company will be moving to a virtual office model in order to reallocate rent expenditures to operations.

Item 3. Legal Proceedings

We are subject to the legal proceedings and claims described in detail in “Note 21. Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “AGRI”, and warrants under the symbol “AGRIW”. The market price has been volatile.

On March 29, 2024, the closing price for our common stock as reported on the Nasdaq Capital Market was $0.18 per share.

Securities outstanding and holders of record

On April 1, 2024, there were approximately 5,467 shareholders of record for our common stock and 22,573,938 shares of our common stock issued and outstanding.

Dividend Policy

We have never paid any cash dividends on our common shares. However, we have paid common share dividends on our preferred stock. Our preferred stock was retired and there were no preferred shares outstanding after the IPO. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common shares in the foreseeable future. Any future determination to pay cash dividends on our common shares will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information respecting equity compensation plans

The Company adopted a stock option plan originally on December 12, 2018 (the “Option Plan”), as amended, under which the compensation committee of the Board (the “Compensation Committee”) may from time to time in its discretion, recommend changes to the Option Plan to grant to directors, officers, employees and consultants of the Company non-transferable options to purchase common shares (“Options”). The Board of Directors review recommendations and approve changes. As of the date of this filling, the Company has 76,114 Options outstanding, and [2,129,652] Options available for future issuances. The Option Plan was approved by the shareholders of the Company on June 10, 2019.

The following table provides information with respect to options outstanding under our Plan as at December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	76,114	$41.75	2,181,280
Equity compensation plans not approved by security holders	-	-	-
Total	76,114	$41.75	2,181,280

Recent Sales of Unregistered Securities

The Company had the following sales of unregistered securities during the three months ended March 31, 2023:

300 common shares were issued to consultants.

32,742 common shares were issued upon conversion of prefunded warrants.

14,216 common shares were issued upon conversion of convertible debt.

3,118 common shares were issued as part of compensation to Company officers.

The Company had the following sales of unregistered securities during the three months ended June 30, 2023:

250 common shares were issued to consultants.

10,208 common shares were issued upon conversion of prefunded warrants.

36,111 common shares upon conversion of convertible debt in lieu of repayment in cash.

20,000 common shares issued to a shareholder in a private placement.

The Company had the following sales of unregistered securities during the three months ended September 30, 2023:

350 common shares were issued to consultants.

59,660 common shares were issued upon conversion of prefunded warrants.

422,194 common shares upon conversion of convertible debt in lieu of repayment in cash.

31,889 common shares were issued as part of compensation to Company officers and employees.

The Company had the following sales of unregistered securities during the three months ended December 31, 2023:

580,000 common shares were issued to consultants.

38,565 common shares were issued upon conversion of prefunded warrants.

2,694,611 common shares were issued upon conversion of convertible debt.

1,399,928 common shares upon conversion of convertible debt in lieu of repayment in cash.

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

On November 30, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures and received 1,986,112 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $0.90. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $0.90.

The Company had the following sales of unregistered securities from January 1, 2024 to April 1, 2024:

10,622,392 common shares were issued upon conversion of convertible debt.

5,871,210 common shares upon conversion of convertible debt in lieu of repayment in cash.

112,645 common shares were issued as part of compensation to Company officers.

126,646 common shares were issued to consultants.

On February 21, 2024, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures and received 3,341,122 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $0.214. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $0.214.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2023.

Item 6. Selected Financial Data

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Revenues

During the year, the Company sold and delivered its first shipment of hydroxyl generating devices. The shipment consisted of 5 units for gross sales of $16,281.

The Company sells its products directly to customers and indirectly to customers through sales brokers.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation. Operating expenses decreased in the year ended December 31, 2023 as compared to December 31, 2022 by $2,500,658 or 18% primarily due to the following:

●	Professional fees and consulting decreased by $1,480,038 and $1,280,672, respectively due to a significant decrease in M&A spending during 2023 as a result of the Company focusing on organic growth of currently active ventures.
●	Research and development decreased by $609,104 due to limited research services procured during 2023 as compared to expenditures paid to RCS in 2022 as well as design and construction fees that were only incurred in 2022.
●	Investor and public relations expenses decreased by $459,711 due to more investor and public relations advisory services utilized in 2022 for communication.
●	Wages and salaries decreased by $441,530 due to a reduction in staff head count in 2023.
●	Office and administrative decreased by $286,012 due to overall cost cutting initiatives during 2023.
●	Travel and entertainment decreased by $170,614 due to a reduction in travel for foreign business development.
●	Sales and marketing decreased by $165,290 due to significant reductions in public relations agency work and social media contracted fees from cost cutting initiatives.
●	Share based compensation decreased $99,864 due to a significant number of option forfeitures from lower staff head count.
●	Shareholder and regulatory decreased $99,611 due to lower Rule 144 share releases in 2023.
●	Lease expense decreased $28,945 due to the termination of the Company’s long term office lease in 2023.

This was partially offset by the following:

●	Write down of construction in progress deposit of $1,963,304 due to the termination of an agreement with a construction contractor.
●	Depreciation and amortization increased $657,431 due to the beginning of amortization of the intangible asset which became available for use in January 2023.

Other Expenses / (Income)

Other expense for the year ended December 31, 2023 increased due to the following:

●	Accretion interest on debentures increased by $4,566,721 due to the issuance of three additional tranches of convertible debentures during the year.
●	Loss on conversion of convertible debt increased by $1,284,703 (gain of $93,973 – 2022) from the conversions of $6,970,382 in principal and interest during the year ($150,000 of principal – 2022) of convertible debentures into the Company’s common shares at a loss.
●	Loss on debt extinguishment increased by $680,935 (nil – 2022) as a result of the conversion of $1,489,974 of principal from the First Tranche Debentures into the Company’s common shares which triggered an extinguishment of debt due to the change of the fair value of the debt after the conversion.
●	Foreign exchange loss increased by $365,088 due to a higher average cash balance during 2022 coupled with an increasing USD to CAD rate throughout versus a lower average cash balance during 2023 which saw several large decreases in USD to CAD rates throughout.

This was partially offset by the following:

●	Change in fair value of derivative liabilities increased by $5,641,017 due to a significant decrease in the Company’s per share price of 99% during the period.
●	All other items aggregate to $107,040.

Critical Accounting Estimates

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value has been determined using a market approach.

Fair value determinations of intangible assets require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of our intangible asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, discount rates, growth rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then our intangible might become impaired in the future.

Our intangible asset balance consists of our patented process to develop germinated whole grain wheat flour. We test our assets for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of our intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions, unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate.

While there was no single determinative event or factor, the consideration in totality of several factors that developed during the fourth quarter of 2023 led us to conclude that it was possible that the fair value of our intangible asset was below their carrying amounts. These factors included: (i) a sustained decrease in our share price in 2023, which reduced our market capitalization below the book value of net assets; (ii) lack of financing raised during 2023 due to the economic environment (iii) delays in the launch of the sale of our UN(THINK) flour;

Accordingly, we performed an impairment test on our intangible asset as of December 31, 2023 based on the asset’s fair value based on net assets. As a result of our impairment test, we determined that the intangible asset was not impaired as of December 31, 2023. Subsequent to December 31, 2023, our market capitalization continued to decrease indicating that the intangible asset may be impaired in the foreseeable future.

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

The First, Second, Third, Fourth, and Fifth Tranche of Debenture Warrants, collectively (the “Debenture Warrants”) are categorized as a Level 3 financial instrument. The Company utilized the Monte Carlo option-pricing model to value the Debenture Warrants.

The most subjective assumptions in such option pricing models include the implied volatility, expected term, risk-free rate and the probability of triggering the down-round provisions.

Share Based Compensation

The Company uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of stock-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life, and expected volatility in the market value of the underlying common stock. The Company recognizes any forfeitures as they occur.

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

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We recorded a net loss of $11,733,210 for the year ended December 31, 2023 compared to $12,873,102 for the year ended December 31, 2022; and recorded an accumulated deficit of $44,507,304 as of December 31, 2023 ($32,774,094 – as of December 31, 2022). Net cash used in operating activities for the year ended December 31, 2023 was $6,505,072 compared to $12,079,359 for the year ended December 31, 2022.

We had $3,878,578 in cash as at December 31, 2023 as compared to $2,269,320 as at December 31, 2022.

Our future capital requirements will depend on many factors, including:

●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and foreign countries;
●	the costs of R&D activities we undertake to further develop our technology;
●	the costs of constructing our grow houses, including any impact of complications, delays, and other unknown events;
●	the costs of commercialization activities, including sales, marketing and production;
●	the costs of our mergers and acquisitions activity;
●	the level of working capital required to support our growth; and
●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.

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

Cash Flows

The net cash used by operating activities for the year ended December 31, 2023 was $6,505,072 compared to $12,079,359 for the year ended December 31, 2022. The change of $5,574,287 was primarily due to the following:

●	A decrease in net loss of $1,139,892 due to operating expenses noted above.
●	An increase to amortization of debt issuance costs of $4,707,047 from the issuance of three additional tranches of convertible debentures during the year.
●	Write down of construction in progress deposit of $1,963,304 due to the termination of an agreement with a construction contractor.
●	A favorable change in working capital of $1,277,878 driven by the utilization of a prepaid retainer balance for investor relations services as well as amortization of deferred offering costs for usage of the Company’s “At The Market” financing facility in 2023 and by a delay in payment of trade payables as part of a cash savings initiative.
●	An increase to the loss on debt conversions and debt extinguishment of $1,284,703 and $680,935, respectively due to significant debt conversions.
●	An increase to depreciation and amortization $657,431 due to the beginning of amortization of the intangible asset which became available for use in January 2023.

This was partially offset by the following:

●	Non-cash change in the fair value of derivative liabilities of $5,641,017 due to decreased securities prices.
●	A decrease of shares issued for compensation of $435,851 due to lower employee headcount during 2023.
●	All other items in an aggregate amount of $60,035.

During the year ended December 31, 2023, net cash used in investing activities was for the purchase of an equity investment in RCS for $225,000. The net cash used in investing activities for the year ended December 31, 2022 was related to the payment against acquisition of IP intangible asset of $500,000 and acquisition of equipment and leasehold improvements amounting to $104,986 due to increased staffing and office renovations, respectively. All other items aggregated to $35,028.

Net cash provided by financing activities for the year ended December 31, 2023, represents net proceeds from debentures of $9,615,385 as well as common shares issued for cash of $1,342,915. This was partially offset by repayments on convertible debentures of $2,143,091, financing costs of debentures of $387,917 and share issuance costs of $153,220. Net cash used in financing activities for the year ended December 31, 2022 represents net proceeds from debentures of $12,750,000. This was partially offset by financing costs of debentures of $1,634,894 and repayments of $2,805,000 as well as payment of $750,000 for the acquisition of an intangible asset.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AgriFORCE Growing Systems Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgriFORCE Growing Systems Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP
Marcum llp (PCAOB ID 688)

We have served as the Company’s auditor since 2020

Costa Mesa, CA

April 1, 2024

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	December 31, 2023	December 31, 2022

ASSETS

Current
Cash		$3,878,578	$2,269,320
Other receivable		30,859	48,941
Prepaid expenses and other current assets	4	272,872	598,342
Inventories	5	38,857	-
Total current assets		4,221,166	2,916,603

Non-current
Property and equipment, net	6	11,801	121,672
Intangible asset, net	7	12,733,885	13,089,377
Operating lease right-of-use asset	20	-	1,540,748
Lease deposit, non-current		63,708	-
Construction in progress	8	113,566	2,092,533
Investment	9	223,801	-
Land deposit	4	-	2,085,960
Total assets		$17,367,927	$21,846,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	10	$1,942,011	$1,147,739
Debentures	11	4,084,643	3,941,916
Contract liabilities	12	15,336	-
Lease liability – current	20	-	271,110
Total current liabilities		6,041,990	5,360,765

Non-current
Lease deposit, non-current		25,684	-
Lease liability – non-current	20	-	1,250,060
Derivative liabilities	13	2,690,308	4,649,115
Long term loan	14	45,365	44,300
Total liabilities		8,803,347	11,304,240
Commitments and contingencies	21

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 5,841,045 and 315,916 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively*	15	49,828,942	27,142,762
Additional paid-in-capital	15	3,472,444	16,816,695
Obligation to issue shares	15	97,094	-
Accumulated deficit		(44,507,304)	(32,774,094)
Accumulated other comprehensive loss		(326,596)	(642,710)
Total shareholders’ equity		8,564,580	10,542,653

Total liabilities and shareholders’ equity		$17,367,927	$21,846,893

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US dollars)

For the years ended December 31, 2023 and 2022

	Note	2023	2022

Revenue	16	$16,281	$-
Cost of sales		13,577	-
Gross profit		2,704	-

OPERATING EXPENSES
Wages and salaries		2,961,569	3,403,099
Write down of construction in progress deposit	8	1,963,304	-
Consulting		1,281,236	2,561,908
Professional fees		1,188,984	2,669,022
Office and administrative		1,041,725	1,327,739
Share based compensation	15	841,081	940,945
Depreciation and amortization	6 & 7	679,844	22,413
Investor and public relations		447,725	907,436
Lease expense	20	290,017	318,962
Sales and marketing		221,840	387,130
Shareholder and regulatory		121,472	221,083
Travel and entertainment		110,224	280,838
Research and development	19	6,589	615,693
		11,155,610	13,656,268

Operating loss		(11,152,906)	(13,656,268)

OTHER EXPENSES / (INCOME)
Foreign exchange loss (gain)		75,009	(290,079)
Change in fair value of derivative liabilities	13	(9,360,886)	(3,719,869)
Accretion of interest on debentures	11	7,963,299	3,396,578
Loss (gain) on conversion of convertible debt	11	1,190,730	(93,973)
Loss on debt extinguishment	11	680,935	-
Write-off of deposit		12,000	-
Other loss	6 & 20	105,684	-
Other income		(86,467)	(75,823)

Net loss		(11,733,210)	(12,873,102)

Other comprehensive loss
Foreign currency translation		316,114	(609,624)

Comprehensive loss		$(11,417,096)	$(13,482,726)

Basic and diluted net loss*		$(10.11)	$(35.60)

Weighted average number of common shares outstanding – basic and diluted*		1,160,523	361,607

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US dollars, except share numbers)

		Common Shares		Additional Paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Note	# of Shares*	Amount	capital	shares	Deficit	income (loss)	Equity
Balance, December 31, 2021		303,534	$25,637,543	$2,203,343	$93,295	$(19,900,992)	$(33,086)	$8,000,103
Shares issued for conversion of convertible debt	11 & 15	1,351	131,532	-	-	-	-	131,532
Shares issued for compensation	15	5,336	520,230	-	-	-	-	520,230
Shares issued for consulting services	15	5,695	853,457	-	(93,295)	-	-	760,162
Prefunded warrants issued	4 & 7	-	-	14,192,637	-	-	-	14,192,637
Share based compensation	15	-	-	420,715	-	-	-	420,715
Net loss		-	-	-	-	(12,873,102)	-	(12,873,102)
Foreign currency translation		-	-	-	-	-	(609,624)	(609,624)
Balance, December 31, 2022		315,916	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653

Shares issued for conversion of convertible debt	11 & 15	4,566,970	9,292,871	-	-	-	-	9,292,871
Shares issued for compensation	15	54,083	348,199	-	97,094	-	-	445,293
Shares issued for consulting services	15	580,900	324,311	-	-	-	-	324,311
Shares issued for cash, net of issuance costs	15	124,652	939,695	-	-	-	-	939,695
Shares issued in private placement	15	20,000	204,880	-	-	-	-	204,880
Shares issued on conversion of vested prefunded warrants	7 & 15	141,175	11,576,224	(11,576,224)	-	-	-	-
Fractional shares issued due to roundup from reverse split		37,349	-	-	-	-	-	-
Cancelled prefunded warrants	4	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	15	-	-	317,933	-	-	-	317,933
Net loss		-	-	-	-	(11,733,210)	-	(11,733,210)
Foreign currency translation		-	-	-	-	-	316,114	316,114
Balance, December 31, 2023		5,841,045	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

For the years ended December 31, 2023 and 2022

	Note	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year		$(11,733,210)	$(12,873,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of construction in progress deposit	8	1,963,304	-
Depreciation and amortization	6 & 7	679,844	22,413
Share based compensation	15	317,933	420,715
Shares issued for consulting services	15	324,311	760,162
Shares issued for compensation	15	445,293	520,230
Loss (gain) on debt conversion		1,190,730	(93,973)
Loss on debt extinguishment		680,935	-
Loss on disposal of fixed assets		75,362	-
Loss on termination of right of use asset		30,322	-
Amortization of debt issuance costs		7,764,872	3,057,825
Write-off of deposit		12,000	-
Change in fair value of derivative liabilities		(9,360,886)	(3,719,869)
Changes in operating assets and liabilities:
Other receivables		18,082	(16,615)
Prepaid expenses and other current assets		313,470	(274,302)
Inventories		(38,857)	-
Lease deposit asset		(63,708)	-
Accounts payable and accrued liabilities		834,147	75,552
Right-of-use asset		-	297,034
Lease liabilities		-	(255,429)
Contract liabilities		15,300	-
Lease deposit liability		25,684	-
Net cash used in operating activities		(6,505,072)	(12,079,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	9	(225,000)
Acquisition of equipment and leasehold improvements		-	(104,986)
Payment against acquisition of intangibles	7	-	(500,000)
Return of deposit on purchase of land		-	20,000
Construction in progress		-	(55,028)
Net cash used in investing activities		(225,000)	(640,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash		1,342,915	-
Share issuance costs paid		(153,220)	-
Proceeds from debentures – net of discount		9,615,385	12,750,000
Repayment of convertible debentures		(2,143,091)	(2,805,000)
Financing costs of debentures		(387,917)	(1,634,894)
Payment for acquisition of intangible asset	7	-	(750,000)
Net cash provided by financing activities		8,274,072	7,560,106

Effect of exchange rate changes on cash		65,258	(346,703)
Change in cash		1,609,258	(5,505,970
Cash, beginning of year		2,269,320	7,775,290
Cash, end of year		$3,878,578	$2,269,320

Supplemental cash flow information:
Cash paid during the period for interest		$198,427	$338,753

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Second Tranche Warrants”)		$2,378,000	$-
Initial fair value of conversion feature of debentures (“Second Tranche Debentures”)		1,599,000	-
Initial fair value of debenture warrants (“Third Tranche Warrants”)		1,251,000	-
Initial fair value of conversion feature of debentures (“Third Tranche Debentures”)		1,152,000	-
Initial fair value of debenture warrants (“Fourth Tranche Warrants”)		1,053,000	-
Initial fair value of conversion feature of debentures (“Fourth Tranche Debentures”)		1,065,000	-
Reclassified accrued construction in progress fees		39,875	-
Shares issued for conversion of convertible debt		9,292,871	131,532
Initial fair value of debenture warrants (First Tranche Warrants”)		-	4,080,958
Initial fair value of conversion feature of debentures (“First Tranche Debentures”)		-	3,336,535
Prefunded warrants issued related to intangible assets		-	12,106,677
Prefunded warrants related to land deposit		-	2,085,960
Prefunded warrants related to land deposit cancelled		2,085,960	-
Initial operating lease liability recognized under Topic 842		-	1,776,599
Initial lease right-of-use asset recognized under Topic 842		-	1,837,782

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

The Company is an innovative agriculture-focused technology company that delivers reliable, financially robust solutions for high value crops through our proprietary facility design and automation Intellectual Property to businesses and enterprises globally through our AgriFORCE™ Solutions division (“Solutions”) and delivers nutritious food products through our AgriFORCE™ Brands division (“Brands”). During 2023, the Company launched its Un(THINK) Awakened Flour™ flour, which is a nutritious flour that provides many health advantages over traditional flour.

Solutions intends to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). The Company has designed FORCEGH+™ facilities to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation. The Company also has a global license to sell and distribute hydroxyl devices. During 2023, the Company completed sales and deliveries of its hydroxyl devices.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We will market and commercialize both branded consumer product offerings and ingredient supply.

2. BASIS OF PREPARATION

Basis of Presentation

The accompanying audited consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. In the opinion of the Company’s management, the financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Principal of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. The Company has no VIEs.

All inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name of entity:	Country of Incorporation	Purpose	Date of Incorporation
AgriFORCE Growing Systems Ltd.	Canada	Parent Company	Dec 22, 2017
un(Think) Food Company Canada Ltd.*	Canada	Food Product Manufacturing	Dec 4, 2019
West Pender Holdings, Inc.	United States	Real Estate Holding and Development Company	Sep 1, 2018
AgriFORCE Investments Inc.	United States	Holding Company	Apr 9, 2019
West Pender Consulting Company	United States	Management Advisory Services	Jul 9, 2019
AGI IP Co.	United States	Intellectual Property	Mar 5, 2020
un(Think) Food Company	United States	Food Product Manufacturing	June 20, 2022
AgriFORCE Europe BV***	Belgium	Holding Company	March 29, 2023
AgriFORCE Belgium BV***	Belgium	Holding Company	March 29, 2023
GrowForce BV***	Belgium	Holding Company	June 19, 2023
AgriFORCE (Barbados) Ltd.***	Barbados	Holding Company	October 14, 2022

*	un(Think) Food Company Canada Ltd. changed its name from Daybreak AG Systems Ltd. on August 19, 2022.
**	West Pender Consulting Company changed its name from West Pender Management Co. on August 1, 2022.
***	Entities have no activity and are in the process of being dissolved.

Functional and Reporting Currency

The functional currency for each entity included in these consolidated financial statements is the currency of the primary economic environment in which the entity operates. These consolidated financial statements are presented in United States dollars (“USD”). Currency conversion to USD is performed in accordance with ASC 830, Foreign Currency Matters.

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

Going Concern

The Company has incurred substantial operating losses since its inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $44.5 million at December 31, 2023, a net loss of approximately $11.7 million, and approximately $6.5 million of net cash used in operating activities for the year ended December 31, 2023. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. The Company will need to raise additional capital in order to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2023 and 2022.

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

Investments

The Company accounts for its investments in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). The Company’s investment does not have a readily determinable fair value, therefore the Company has elected to account for its investment at cost, less impairment. Adjustments to fair value are made when there are observable transactions that provide an indicator of fair value. Additionally, if qualitative factors demonstrate a potential impairment to the investment, fair value must be estimated, and the investment written down if the fair value is lower than the carrying value.

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

ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Revenue Recognition

Product revenue in 2023 was limited to sales from hydroxyl generators and will expand to include sales of our un(Think) Foods products in 2024. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

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

Foreign Currency Transactions

The financial statements of the Company and its subsidiaries whose functional currencies are the local currencies are translated into USD for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within non-operating expenses.

Fair value of Financial Instruments

The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturities of these items.

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023 and November 30, 2023 as well as the private placement on June 20, 2023, the Company issued warrants having strike price denominated in USD. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

There were no material uncertain tax positions as of December 31, 2023 and 2022.

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

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASU 2020-06”). The intention of ASU 2020-06 is to address the complexities in accounting for certain financial instruments with a debt and equity component. Under ASU 2020-06, the number of accounting models for convertible notes will be reduced and entities that issue convertible debt will be required to use the if-converted method for the computation of diluted “Earnings per share” under ASC 260. ASC 2020-06 is effective for fiscal years beginning after December 15, 2023 and may be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 was adopted by the Company on January 1, 2023. Since the Company had a net loss for the year ended December 31, 2023 and its convertible debentures were determined to be anti-dilutive, there was no material impact to its basic and diluted net loss per share for the period as a result of adopting ASU 2020-06.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and requires the modified retrospective approach. ASU 2016-13 was adopted by the Company on January 1, 2023. Based on the composition of the Company’s affected financial assets, current market conditions, and historical credit loss activity, the adoption did not have a material impact to these annual financial statements.

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under ASU 2021-08, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 was adopted on January 1, 2023 and did not have a material impact to these annual financial statements.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” ASU 2023-07 provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact this guidance will have on our financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently assessing the impact this guidance will have on our financial statements.

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

Reclassifications

The Company has reclassified certain share base payment expenses from Wages and salaries to Share based compensation in the 2022 consolidated statements of comprehensive loss to align with the 2023 presentation.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND LAND DEPOSIT

	December 31, 2023	December 31, 2022
Deposits	$-	$12,000
Legal retainer	8,039	24,457
Prepaid expenses	223,624	436,496
Inventory advances	30,654	-
Deferred offering costs	-	100,337
Others	10,555	25,052
	$272,872	$598,342

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

5. INVENTORIES

As at December 31, 2023, the Company had $38,857 (December 31, 2022 - nil) in finished goods.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$-	$86,979
Computer equipment	30,812	39,112
Furniture and fixtures	10,299	37,590
Total property and equipment	41,111	163,681
Less: Accumulated depreciation	(29,310)	(42,009)
Property and equipment, net	$11,801	$121,672

Depreciation expense on property and equipment for the years ended December 31, 2023 was $24,892 (December 31, 2022 - $22,413). During the year ended December 31, 2023, the Company disposed of property and equipment which resulted in a loss of $75,362 (December 31, 2022 - $nil). This is included in other losses.

7. INTANGIBLE ASSET

Intangible asset represents $12,733,885 (December 31, 2022 - $13,089,377) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patent and Trademark Office and the title was transferred to the Company. During the year ended December 31, 2023, the Company issued 141,175 shares in relation to this transaction. As at December 31, 2023, there were 6,425 unconverted prefunded warrants outstanding.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition. The asset was completed and will be amortized over its useful life of 20 years. The Company recorded $654,952 in amortization expense related to the Manna IP for the year ended December 31, 2023 (December 31, 2022 - $nil).

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
2024	$670,205
2025	670,205
2026	670,205
2027	670,205
2028	670,205
Subsequent years	9,382,860
Total	$12,733,885

8. CONSTRUCTION IN PROGRESS

The Company engaged external contractors to begin construction work on its first facility. During the year ended December 31, 2023, the Company terminated the agreement with one of its construction contractors and wrote down the deposit of $1,963,304 as the return of the deposit is being disputed with the construction contractor. As of December 31, 2023, $113,566 (December 31, 2022 – $2,092,533) represents progress payments related to facility construction.

9. INVESTMENT

On June 18, 2023, the Company signed a memorandum of understanding with Radical Clean Solutions Ltd. (“RCS”) to purchase common shares issued by RCS. The Company paid RCS $225,000 for 14% of the issued and outstanding common shares of the Company. Under the terms of the MOU, the use of proceeds is exclusively for the advance purchase of hydroxyls generating devices for commercial sales into controlled environment agriculture, food manufacturing, warehousing and transportation verticals. The Company will receive one of five board of director seats of RCS and has a right of first refusal to maintain an ownership percentage in RCS of not less than 10% of the total issued and outstanding common shares. On October 1, 2023 the Company and RCS signed a definitive agreement to convert the advance into a 14% ownership investment in RCS.

As at December 31, 2023, the carrying value of the investment in RCS was $223,801 adjusted for foreign exchange differences of $1,199. As at December 31, 2023, there were no qualitative factors demonstrating potential impairment.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2023	December 31, 2022
Accounts payable	$578,128	$498,188
Accrued expenses	868,451	365,521
Others	495,432	284,030
	$1,942,011	$1,147,739

11. DEBENTURES

On June 30, 2022, the Company executed the definitive agreements (the “Purchase Agreements”) with arm’s length accredited institutional investors (the “Investors”) for $14,025,000 in debentures with a 10% original issue discount for gross proceeds of $12,750,000 (“First Tranche Debentures”). The First Tranche Debentures were convertible into common shares at $111.00 per share. In addition, the Investors received 82,129 warrants at a strike price of $122.10, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interested.

The Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

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

On June 26, 2023, the Company entered into waiver and amendment agreements (“Debenture Modification Agreements”) with the Investors to modify terms of the Purchase Agreements. The Debenture Modification Agreements provide as follows:

1.	The July 1, 2023 interest and principal payments will be settled with the Company’s Common Shares
2.	The Conversion Price has been reduced to the lower of $22.50 or the price of subsequent dilutive issuances under the Company’s ATM program.
3.	100% of ATM proceeds up to $1 million USD may be kept by Company, while any dollar amount over this threshold will be distributed 33% to the Company and 67% to the Investors.
4.	The minimum tranche value for Additional Closings has been reduced from $5.0 million to $2.5 million.
5.	The Investors have each agreed to raise no objection to one or more private placements of securities by the Company with an aggregate purchase price of up to $1,000,000 at a purchase price of at least $12.50 per common share and two-year warrant (with a per share exercise price of $25.00, and no registration rights).
6.	The Company may not prepay any portion of the principal amount of this Debenture without the prior written consent of the Investor; However the Company must apply the approved or percentage of approved gross proceeds from the sale of its Common Stock from an at-the-market offering to prepay this Debenture (pro-rated among all Debentures) and shall be permitted to prepay the Debentures notwithstanding any contrary provision of this Debenture or the Purchase Agreement.

On August 9, 2023, the Company entered into another waiver and amendment agreement (“Agreement”) with the Investors with respect to a certain Senior Convertible Debenture (the “Debentures”) due July 17, 2025 issued by the Company to that Investor. The Agreement provides as follows:

1.	The Company wishes to make Monthly Redemptions in shares of the Company’s Common Stock in lieu of cash payments, until further written notice from the Company to the Purchaser.
2.	The Purchaser is willing to accept such shares as payment of the Monthly Redemption Amount provided that the Equity Conditions are met; and will consider on a case-by-case basis accepting payments in shares of Common Stock if the Equity Conditions are not met, at its sole discretion. The Company may inquire of the Purchaser at least five (5) Trading Days prior to a Monthly Redemption Date whether the Purchaser is willing to accept Shares without the Equity Conditions having been met. An email reply from the Purchaser shall be sufficient evidence of such monthly waiver.
3.	The Purchaser will accept the August 1, 2023 Monthly Redemption Amount in shares of Common Stock valued at the August 1 Repayment Price for such date.

On October 18, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Third Tranche Debenture”). The Third Tranche Debentures were convertible into common shares at $2.62 per share and the Investors received an additional 620,230 warrants at a strike price of $2.62, which expire on April 18, 2027 (the “Third Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures and the First and Second Tranche Warrants to $2.62. The transaction costs incurred in relation to third tranche were $31,915.

On November 30, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Fourth Tranche Debenture”). The Fourth Tranche Debentures were convertible into common shares at $0.90 per share and the Investors received an additional 1,986,112 warrants at a strike price of $0.90, which expire on May 30, 2027 (the “Fourth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures and the First, Second and Third Tranche Warrants to $0.90. The transaction costs incurred in relation to fourth tranche were $30,040.

The First, Second, Third and Fourth Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures, July 1, 2023 for the Second Tranche Debentures, January 1, 2024 for the Third Tranche Debentures and May 1, 2024 for the Fourth Tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months’ interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	December 31, 2023	December 31, 2022
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$3,029,676	$11,070,000
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	2,940,461	-
Principal (Third Tranche Debentures)	04/18/2026	5.00% - 8.00%	2,750,000	-
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	2,750,000	-
Debt issuance costs and discounts (Note 11 & 13)			(7,385,494)	(7,128,084)
Total Debentures (current)			$4,084,643	$3,941,916

The effective interest rates of the First Tranche Debentures were 168.60% and 18.5% as of December 31, 2023 (December 31, 2022 – 168.60% for both First Tranche Debentures). The fair value of the First Tranche Debentures as of December 31, 2023 was $3,113,000 (Level 3).

The effective interest rates of the Second Tranche Debentures were 320.16% as of December 31, 2023 and 2022. The fair value of the First Tranche Debentures as of December 31, 2023 was $3,188,000 (Level 3).

The effective interest rates of the Third Tranche Debentures were 970.08% as of December 31, 2023. The fair value of the First Tranche Debentures as of December 31, 2023 was $2,946,000 (Level 3).

The effective interest rates of the Fourth Tranche Debentures were 218.52% as of December 31, 2023. The fair value of the First Tranche Debentures as of December 31, 2023 was $3,006,000 (Level 3).

On November 30, 2023, an Investor converted $1,489,974 of the First Tranche Debentures into 1,655,527 shares of the Company. The conversion was determined to be an extinguishment of the existing debt and issuance of new debt. As a result, the Company recorded a loss on debt extinguishment in the amount of $680,935.

During the year ended December 31, 2023, the Investors converted $6,543,721 of principal and $426,661 of interest into 2,911,443 shares of the Company resulting in a $1,190,730 loss on the conversion of convertible debentures.

During the year, the investors provided waivers for certain monthly redemptions to be settled in shares despite the Company not meeting the equity conditions, which require daily trading volume for the Common Stock on the principal Trading Market exceeds $1,000,000 per Trading Day for 20 consecutive days.

During the year ended December 31, 2023, the Company recorded $7,963,299 of accretion interest.

Subsequent to the year end, an Investor purchased an additional tranche of $1,100,000. The convertible debt and warrants were issued with an exercise price of $0.214. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third and Fourth Tranche Debentures and the First, Second, Third and Fourth Tranche Warrants to $0.214.

12. CONTRACT BALANCES

As at December 31, 2023, contact balances consisted of $15,336 of advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2022 - $nil).

13. DERIVATIVE LIABILITIES

The Company’s derivative liabilities consist of warrants, denominated in a currency other than the Company’s functional currency (the “Warrant Liabilities”) and conversion rights embedded in the Debentures (the “Debenture Convertible Features”), see Note 11.

Warrant Liabilities

As at December 31, 2023, the Warrant Liabilities represent aggregate fair value of publicly traded 61,765 Series A warrants (“IPO Warrants”), 2,721 representative’s warrants (“Rep Warrants”), 82,129 First Tranche Warrants, 53,226 Second Tranche Warrants, 620,230 Third Tranche Warrants, 1,986,112 Fourth Tranche Warrants and 20,000 warrants issued in a private placement (Note 15) on June 20, 2023 (“Private Placement Warrants”).

The fair value of the Private Placement Warrants amounted to $23 (June 20, 2023 - $45,120). As at December 31, 2023 the Company utilized the Black-Scholes option-pricing model for the Private Placement Warrants and used the following assumptions: stock price $0.47 (June 20, 2023 - $12.50), dividend yield – nil (June 20, 2023 – nil), expected volatility 105% (June 20, 2023 – 65.0%), risk free rate of return 3.88% (June 20, 2023 – 4.58%), and expected term of 1.50 years (June 20, 2023 – expected term of 2 years).

The fair value of the IPO Warrants and Rep Warrants amounted to $11,285 (December 31, 2022 - $275,115). The Rep Warrants are exercisable one year from the effective date of the IPO registration statement and will expire three years after the effective date.

The fair value of the First Tranche Warrants amounted to $24,000 (December 31, 2022 - $2,917,000). As at December 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.47 (December 31, 2022 - $56.50), dividend yield – nil (December 31, 2022 – nil), expected volatility 100.0% (December 31, 2022 – 95.0%), risk free rate of return 4.23% (December 31, 2022 – 4.22%), and expected term of 2 years (December 31, 2022 – expected term of 3 years).

As at December 31, 2023 the Second Tranche Warrants had a fair value that amounted to $15,000 (January 17, 2023 - $2,378,000). As at December 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.47 (January 17, 2023 - $60.50), dividend yield – nil (January 17, 2023 – nil), expected volatility 105.0% (January 17, 2023 – 95.0%), risk free rate of return 4.12% (January 17, 2023 – 3.80%), and expected term of 2.55 years (January 17, 2023 – expected term of 3.5 years).

As at December 31, 2023 the Third Tranche Warrants had a fair value that amounted to $192,000 (October 18, 2023 - $1,251,000). As at December 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.47 (October 18, 2023 - $2.64), dividend yield – nil (October 18, 2023 – nil), expected volatility 107.5% (October 18, 2023 – 105.0%), risk free rate of return 3.98% (October 18, 2023 – 5.00%), and expected term of 3.3 years (October 18, 2023 – expected term of 3.5 years).

As at December 31, 2023 the Fourth Tranche Warrants had a fair value that amounted to $724,000 (November 30, 2023 - $1,053,000). As at December 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.47 (November 30, 2023 - $0.84), dividend yield – nil (November 30, 2023 – nil), expected volatility 107.5% (November 30, 2023 – 105.0%), risk free rate of return 3.97% (November 30, 2023 – 4.44%), and expected term of 3.42 years (November 30, 2023 – expected term of 3.5 years).

Debenture Convertible Feature

As at December 31, 2023 the fair value of the First Tranche Debentures’ convertible feature amounted to $164,000 (December 31, 2022 - $1,457,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (December 31, 2022 - $56.50), dividend yield – nil (December 31, 2022 – nil), expected volatility 100.0% (December 31, 2022 – 95.0%), risk free rate of return 5.03% (December 31, 2022 – 4.41%), discount rate 17.50% (December 31, 2022 – 13.65%), and expected term of 1 year (December 31, 2022 – 2 years).

As at December 31, 2023 the fair value of the Second Tranche Debentures’ convertible feature amounted to $429,000 (January 17, 2023 - $1,599,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (January 17, 2023 - $60.50), dividend yield – nil (January 17, 2023 – nil), expected volatility 105.0% (January 17, 2023 – 95.0%), risk free rate of return 4.51% (January 17, 2023 – 4.02%), discount rate 17.50% (January 17, 2023 – 11.65%), and expected term of 1.55 years (January 17, 2023 – 2.50 years).

As at December 31, 2023 the fair value of the Third Tranche Debentures’ convertible feature amounted to $491,000 (October 18, 2023 - $1,152,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (October 18, 2023 - $2.64), dividend yield – nil (October 18, 2023 – nil), expected volatility 107.5% (October 18, 2023 – 105.0%), risk free rate of return 4.12% (October 18, 2023 – 5.11%), discount rate 17.25% (October 18, 2023 – 18.25%), and expected term of 2.30 years (October 18, 2023 – 2.50 years).

As at December 31, 2023 the fair value of the Third Tranche Debentures’ convertible feature amounted to $640,000 (November 30, 2023 - $1,065,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (November 30, 2023 - $0.84), dividend yield – nil (November 30, 2023 – nil), expected volatility 107.5% (November 30, 2023 – 105.0%), risk free rate of return 4.12% (November 30, 2023 – 4.61%), discount rate 17.25% (November 30, 2023 – 18.25%), and expected term of 2.42 years (November 30, 2023 – 2.50 years).

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2023 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2022	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	45,120	4,682,000	3,816,000	8,543,120
Conversions	-	-	(1,229,482)	(1,229,482)
Change in fair value	(314,995)	(6,670,231)	(2,375,660)	(9,360,886)
Effect of exchange rate changes	6,068	26,231	56,142	88,441
Balance at December 31, 2023	$11,308	$955,000	$1,724,000	$2,690,308

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2022 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2021	$1,418,964	$-	$-	$1,418,964
Additions	-	4,080,958	3,336,535	7,417,493
Conversions	-	-	(63,723)	(63,723)
Change in fair value	(1,086,562)	(966,141)	(1,667,166)	(3,719,869)
Effect of exchange rate changes	(57,287)	(197,817)	(148,646)	(403,750)
Balance at December 31, 2022	$275,115	$2,917,000	$1,457,000	$4,649,115

Due to the expiry date of the warrants and conversion feature being subsequent to December 31, 2024, the liabilities have been classified as non-current.

14. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $30,243 (December 31, 2022 - $29,533) (CAD$40,000) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $15,122 (CAD$20,000) (December 31, 2022 - $14,767). The expansion loan is subject to the original terms and conditions of the Program.

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

The balance as at December 31, 2023 was $45,365 (CAD $60,000) (December 31, 2022 - $44,300 (CAD $60,000)).

15. SHARE CAPITAL

a)	Authorized Share Capital

The Company is authorized to issue unlimited preferred shares with no par value and unlimited common shares with no par value.

b)	Issued Share Capital

During the year ended December 31, 2023, the Company issued shares for cash under its at-the market agreement (the “ATM”). In total 124,652 shares were issued for $1,092,915 less share issuance costs of $153,220.

On June 20, 2023 the Company entered in to a private placement agreement issuing 20,000 units of one common share and one whole Private Placement Warrant at a strike price of $25.00 with an expiry date of June 20, 2025 for total consideration of $250,000. The fair value of the Private Placement Warrants at initial recognition was $45,120.

On December 31, 2023, the Company owed $97,094 worth of stock-based compensation to Company officers (“Shares issued for compensation”). The balance issuable was classified as an Obligation to issue shares.

The Company had the following common share transactions during the year ended December 31, 2023:

	# of shares	Amount
Shares issued for cash, net of share issuance costs	124,652	$939,695
Shares issued in private placement	20,000	204,880
Common shares issued for conversion of convertible debt	4,566,970	9,292,871
Shares issued on conversion of vested prefunded warrants	141,175	11,576,224
Shares issued for compensation	54,083	348,199
Common shares issued to consultants	580,900	324,311
Fractional shares issued due to roundup from reverse split	37,349	-
Total common shares issued	5,525,129	$22,686,180

The Company had the following common share transactions during the year ended December 31, 2022:

	# of shares	Amount
Common shares issued for bonuses and compensation	5,336	$520,230
Common shares issued for conversion of convertible debt	1,351	131,532
Common shares issued to consultants	5,695	853,457
Total common shares issued	12,382	$1,505,219

c)	Stock Options

The Company has adopted a stock option plan (the “Option Plan”) for its directors, officers, employees and consultants to acquire common shares of the Company. The terms and conditions of the stock options are determined by the Board of Directors.

For the year ended December 31, 2023, the Company recorded aggregate share-based compensation expense of $317,933 (December 31, 2022 - $420,715) for all stock options on a straight-line basis over the vesting period.

As of December 31, 2023, 76,114 (December 31, 2022 – 27,652) options were outstanding at a weighted average exercise price of $41.75 (December 31, 2022 - $165.09), of which 26,300 (December 31, 2022 – 8,277) were exercisable.

The amounts recognized as share-based payments and stock options are included in share-based compensation in the Statement of Loss and Comprehensive Loss.

As of December 31, 2023, there was $116,646 (December 31, 2022 - $538,358) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted; that cost is expected to be recognized over a period of 1 year (December 31, 2022 – 2 years).

The following summarizes stock option activity during the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance at December 31, 2021	14,338	$281.57	4.48
Granted	14,942	$57.00	4.88
Forfeited	(512)	$350.00	-
Cancelled	(1,116)	$213.56	-
Balance at December 31, 2022	27,652	$165.09	4.24
Granted	57,364	$4.50	4.70
Forfeited	(3,776)	$133.66	-
Cancelled	(5,126)	$224.24	-
Balance at December 31, 2023	76,114	$41.75	4.37

The Company’s outstanding and exercisable stock options at December 31, 2023 were:

	Outstanding Options			Exercisable Options
Expiry Date	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
			$		$
June 30, 2026	1,844	2.50	179.57	1,844	179.57
May 31, 2026	3,450	2.42	350.00	2,870	350.00
July 15, 2026	1,109	2.54	350.00	828	350.00
September 30, 2026	986	2.75	350.00	738	350.00
November 18, 2027	11,361	3.88	57.00	5,676	57.00
September 12, 2028	57,364	4.70	4.50	14,344	4.50
Total Share Options	76,114	4.37	41.75	26,300	86.38

The following table summarizes the Company’s weighted average assumptions used in the valuation of options granted during the year ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Expected volatility	77.46%	78.05%
Expected term (in years)	2.82	3.07
Risk-free interest rate	3.97%	3.35%
Fair value of options	$2.31	$30.25

d)	Warrants

The Company’s outstanding warrants as of December 31, 2023 were:

	Number of warrants	Weighted average exercise price		Expiry Date
		$
Outstanding, December 31, 2021	115,407	333.09
Granted June 30, 2022	82,129	122.10	[a]	December 30, 2025
Outstanding, December 31, 2022	197,536	245.37
Granted January 17, 2023	53,226	62.00	[a]	July 17, 2026
Granted June 20, 2023	20,000	25.00		June 20, 2025
Granted October 18, 2023	620,230	2.62	[a]	April 18, 2027
Granted November 30, 2023	1,986,112	0.90		May 30, 2027
Outstanding, December 31, 2023	2,877,104	14.39

(a)	The issuance of the Fourth Tranche Debenture on November 30, 2023 triggered the down round provision, adjusting the exercise prices of the Debenture Warrants to $0.90 (Note 11). Subsequent to December 31, 2023, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures (the “Fifth tranche”) and received 3,341,122 warrants (the “Fifth tranche of Debenture Warrants”). The convertible debt and warrants were issued with an exercise price of $0.214. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $0.214.

e)	Loss per Common Share

Diluted net loss attributable to common shareholders per share does not differ from basic net loss attributable to common shareholders per share for the years ended December 31, 2023 and 2022, since the effect of the Company’s warrants, stock options and convertible debentures are anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	December 31, 2023	December 31, 2022
Warrants	2,877,104	197,536
Options	76,114	27,652
Prefunded warrants	-	22,923
Convertible debentures	13,444,835	99,730
Total anti-dilutive weighted average shares	16,398,053	347,841

16. REVENUE

For the year ended December 31, 2023, the Company sold hydroxyl generating devices. The Company’s revenue from the hydroxyl generating devices sales are as follows:

	December 31, 2023	December 31, 2022

HVAC devices	$13,753	$-
Transport devices	2,528	-
	$16,281	$-

17. INCOME TAXES

For the year ended December 31, 2023 and 2022, loss before income tax provision consisted of the following:

	December 31, 2023	December 31, 2022

Domestic operations – Canada	$(10,981,917)	$(11,753,662)
Foreign operations - United States	(751,293)	(1,119,440)
Total loss before taxes	$(11,733,210)	$(12,873,102)

Income tax expense (benefit) consists of the following for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Loss before taxes	$(11,733,210)	$(12,873,102)
Statutory tax rate	27.00%	27.00%
Income taxes at the statutory rate	$(3,167,967)	$(3,475,738)
Change in fair value of derivative liabilities	(2,525,761)	(1,032,824)
Non-deductible accretion interest	1,665,506	747,719
Debt conversion and extinguishment losses	509,945	-
Stock-based compensation	314,023	484,035
Share issue costs	(167,075)	(108,685)
Foreign currency translation	(185,096)	298,876
Other	1,893	63,035
Total	$(3,554,532)	$(3,023,582)

Change in valuation allowance	$3,554,532	$3,023,582
Total income tax expense (benefit)	$-	$-

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2023 and 2022 at a rate of 27%.

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

	December 31, 2023	December 31, 2022
Deferred tax assets:
Unused net operating losses carry forward - Canada and United States	$10,964,564	$7,572,932
Share issue costs	285,654	130,732
Other	2,692	(5,286)
Total deferred tax assets	11,252,910	7,698,378
Valuation allowance	(11,252,910)	(7,698,378)
	$-	$-

The Company has non-capital losses of $37.4 million as of December 31, 2023 and $25.8 million as of December 31, 2022, which can be used to offset future taxable income in Canada are due to expire in the following years:

2038	$2,013,889
2039	4,562,121
2040	2,351,635
2041	6,394,857
2042	11,124,183
Thereafter	10,914,515
$37,361,200

For foreign operations in United States, aggregate net operating losses are $3.0 million as of December 31, 2023 and $2.2 million as of December 31, 2022 which can be carried forward indefinitely. Non-Capital Losses in Canada can be carried forward after change of ownership, if the particular business which gave rise to the loss is carried on by the company for profit or with a reasonable expectation of profit. Certain accumulated net operating losses in United States are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382. These rules will limit the utilization of the losses.

The Company files income tax returns in Canada and the United States and is subject to examination in these jurisdictions for all years since the Company’s inception in 2017. As at December 31, 2023, no tax authority audits are currently underway.

The Company currently has no uncertain tax position and is therefore not reflecting any adjustments.

18. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

As of December 31, 2023, $57,561 (December 31, 2022, $32,500) in total was owing to officers and directors, or to companies owned by officers and directors, of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the years ended December 31, 2023 and 2022, the Company incurred $8,213 and $79,457, respectively, to our U.S. general counsel firm, Enso Law against legal services, a corporation controlled by the Chairman of the Company.

There were no other payments to related parties for the years ended December 31, 2023 and 2022 other than expense reimbursements in the ordinary course of business.

19. RESEARCH AND DEVELOPMENT

During the year ended December 31, 2023, the Company spent $6,589 in research and development costs in relation to UN(THINK)™ food product development. For the year ended December 31, 2022, the Company spent $615,693 in relation to the license agreement with Radical Clean Solutions Ltd (“Radical”), the testing, nutrient and micro analysis for UN(THINK)™ food product development as well as costs of design and construction for the Coachella land and its future structure architecture. The following represents the breakdown of research and development activities:

	December 31, 2023	December 31, 2022
License agreement	$-	$256,703
Product development	6,589	179,563
Design and construction	-	179,427
	$6,589	$615,693

20. LEASES

On November 1, 2023, the Company terminated its operating lease for office space. This resulted in a loss of $30,322 which is included in other loss. On the same date, the Company entered into a new short-term lease and has elected not to apply the recognition requirements under ASC 842 “Leases”. The Company has no finance leases.

The components of lease expenses were as follows:

	December 31, 2023	December 31, 2022
Operating lease cost	$242,632	$295,601
Short-term lease cost	47,385	23,361
Total lease expenses	$290,017	$318,962

21. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2023:

2024	$7,666,599
2025	3,143,538
2026	660,000
$11,470,137

Contingencies

Litigation

On August 11, 2023, AgriFORCE’s former CEO, Ingo Wilhelm Mueller filed a Notice of Civil Claim in which he alleges that AgriFORCE wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Mr. Mueller alleges to have suffered damages including, among other things, a loss of base salary of $473,367 CAD per annum and damages from not receiving common stock of AgriFORCE equivalent in value to $468,313 CAD. AgriFORCE’s position is that Mr. Mueller was terminated for ‘just cause’ because he breached his fiduciary duty to act in AgriFORCE’s best interest by, among other things, submitting a sizeable bid for the acquisition of a company without first obtaining Board approval. In doing so, Mr. Mueller misrepresented AgriFORCE’s financial standing and forged, or instructed others to forge, a document by affixing the electronic signature of AgriFORCE’s CFO.

As at December 31, 2023, the parties were in the discovery stage of litigation. AgriFORCE has produced relevant documents to Mr. Mueller, and is awaiting Mr. Mueller’s production of relevant documents. The parties are also in the process of scheduling examinations for discovery. Management is instructing counsel to advance the matter given the relative strength of AgriFORCE’s case.

The likelihood of an unfavorable outcome is relatively low given the facts supporting AgriFORCE’s ‘for cause’ termination of Mr. Mueller as well as the significant expense that Mr. Mueller would have to incur to advance this matter to trial.

On September 31, 2023, Stronghold filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for the Coachella property (Note 4). Stronghold alleges that AgriFORCE breached the PSA by failing to deposit certain stocks certificates into Escrow, failing to pay amounts owed for its costs incurred in connection with the Sellers Work, and for terminating the PSA despite Stronghold’s performance of the Sellers Work. Stronghold is claiming $451,684.00 plus interest in damages based on invoices it provided. AgriFORCE will dispute, among other things, the amount and invoices, estimating approximately $230,000 as Stronghold’s true expenses that may be claimed. The Company filed their answer on February 26, 2024. The trial date has not been set for this case.

22. SUBSEQUENT EVENTS

The Company evaluated subsequent events through April 1, 2024, the date on which these financial statements were available to be issued, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2023, and events which occurred subsequent to December 31, 2023 but were not recognized in the financial statements.

From January 1, 2024 through April 1, 2024, the Company issued 16,493,602 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest of $4,062,217).

From January 1, 2024 through April 1, 2024, the Company issued 112,645 common shares as part of compensation to Company officers.

From January 1, 2024 through April 1, 2024, the Company issued 126,646 common shares to consultants for services rendered.

On February 21, 2024, an Investor purchased an additional tranche of $1,100,000. The convertible debt and warrants were issued with an exercise price of $0.214. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third and Fourth Tranche Debentures and the First, Second, Third and Fourth Tranche Warrants to $0.214.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Name	Age	Position	Served Since
David Welch	42	Executive Chairman, Director, Compensation committee Chair, and M&A Committee Member	December 2017
William J. Meekison	58	Director, Audit Committee, Compensation Committee, and M&A Committee Chair	June 2019
Richard Levychin	64	Director, Audit Committee Chair, M&A Committee Member	July 2021
Amy Griffith	50	Director, Governance Committee Chair and Compensation Committee Member	July 2021
Elaine Goldwater	50	Director, Audit Committee Member and Governance Committee Member	October 2023
Jolie Kahn	59	Executive Consultant	February 2024
Richard S. Wong	58	Chief Financial Officer and Interim Chief Executive Officer	October 2018
Mauro Pennella	58	Chief Marketing Officer and President AgriFORCE™ Brands division.	July 2021
Margaret Honey	67	Former Director	October 2023
Ingo W. Mueller*	58	Former Chairman, Former Director, and Former Chief Executive Officer	December 2017
Troy T. McClellan	62	Former President, AgriFORCE™ Solutions	February 2018

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of shareholders and until their successors have been elected and qualified.

David Welch, Chairman of the Board, Director, Compensation Committee Chair, M&A Committee member

Mr. Welch is a founding partner at ENSO LAW, LLP, a Los Angeles based Intellectual Property and Regulatory law firm. He has a broad base of experience in representing US, Canadian and Mexican corporate clients in the areas of litigation, intellectual property and government regulatory advisement and defense. Mr. Welch has represented recognizable businesses in the agriculture and food services space in Federal Court, California state courts and before the USPTO and TTAB. Mr. Welch has also argued before the California Supreme Court and the US 9th Circuit Court of Appeals on constitutional issues related to preemption and the application of US law to various companies. Mr. Welch obtained his Juris Doctorate degree from Loyola Law School with an emphasis in international trade and has received various accolades for his work in intellectual property and regulatory law, including Top 40 under 40 by the Daily Journal; National Law Journal Intellectual Property Trail Blazer, and Super Lawyers from 2013 until 2023. In his business ventures, Mr. Welch is a registered aquaculturist and farmer focusing on sustainable and regenerative agricultural practices. He is suited to serve as a director due to his long-standing experience in international intellectual property, agriculture and business.

William John Meekison, Director, Audit Committee, and M&A Committee Chair

Mr. Meekison is a career Chief Financial Officer and former investment banker. He has spent the last fifteen years serving in a variety of executive management and CFO roles with both private and public companies, currently as the CFO of Exro Technologies Inc. (since October 2017), a technology company in the emobility sector. He is currently on the board of Telo Genomics Corp. (since July 2018) and Adven Inc. (since April 2021). Prior to his position at Exro Technologies Inc. and other CFO roles, Mr. Meekison spent fifteen years in corporate finance with a focus on raising equity capital for North American technology companies, including nine years at Haywood Securities Inc. Mr. Meekison received his Bachelor of Arts from the University of British Columbia and is a Chartered Professional Accountant, Professional Logistician and Certified Investment Manager. Mr. Meekison also holds the NACD.DC certification as a member of the National Association of Corporate Directors. He is suited to serve as a director due to his long time experience as a CFO.

Richard Levychin, Director, Audit Committee Chair, M&A Committee Member

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

Amy Griffith, Director, Governance Committee Chair and Compensation Committee Member

Ms. Griffith currently serves as Head, Government Relations & External Affairs for McCain Foods - North America.  She is responsible for the North America (“NA”) Public Affairs strategy and provides strategic leadership and direction on behalf of McCain with policymakers in the United States and Canada.  She leads external communications and stakeholder management. Previously, she was the Group Director for the North America Operating unit of the Coca-Cola Company, in this capacity she oversaw public affairs, government relations, sustainability and communications in Canada and the Northeastern United States. Previously, she served as Wells Fargo’s State & Local Government Relations Senior Vice President. She was recruited to Wells Fargo’s Government Relations and Public Policy team in 2019. In this role, Griffith led Wells Fargo’s legislative and political agenda in her region and managed relationships with state and local policymakers and community stakeholders. From 2008-2019, Ms. Griffith led government relations for sixteen states in the Eastern United States for TIAA for over a decade. Prior to that, she worked in the aerospace, high tech, education, private and public sectors, and has managed multiple high-profile political campaigns at the local, state and national level. Griffith is active in her community and has co-chaired The Baldwin School Golf Outing to raise funds for girls’ athletics programs. She is a graduate of Gwynedd-Mercy College and holds a Bachelor of Arts in History. Ms. Griffith is well qualified to serve as a director due to her significant experience in government relations, policy and regulatory agencies as well as decades of experience working with companies in both the private and public sectors.

Elaine Goldwater, Director, Audit Committee Member, and Governance Committee Member

Elaine Goldwater is an executive in the Bio-Pharmaceutical Industry. She is the Senior Director of Marketing, Endocrinology at Recordati Rare Diseases. Prior to Recordati Rare Diseases she was at Merck. Elaine offers 20 plus years of experience creating and launching complex global marketing strategies in the competitive pharmaceutical industry, she offers a talent for guiding informed decision-making, leading strategic planning and strategic operations, and delivering double-digit growth and transform across high-value product portfolios. Her expertise includes deep knowledge of the product lifecycle from pre-clinical/early-stage development through launch, loss of exclusivity (LOE), line-extension, and late lifecycle products. In addition, Elaine’s mastery of country and global operations is leveraged with a background in building market archetypes, shared best practices, and profitable strategy and execution models. She drives end to end commercial strategy creation and execution through a collaborative cross functional process that delivers above brand performance driving to growing net revenue and ensuring patient access.

Jolie Kahn, Executive Consultant

Jolie Kahn has an extensive background in corporate finance and corporate and securities law. She has been the proprietor of Jolie Kahn, Esq. since 2002. Ms. Kahn has also acted in various corporate finance roles, including extensive involvement of preparation of period filings and financial statements and playing an integral part in public company audits. She also works with companies and hedge funds in complex transactions involving the structuring and negotiation of multi-million-dollar debt and equity financings, mergers, and acquisitions. Ms. Kahn has practiced law in the areas of corporate finance, mergers & acquisitions, reverse mergers, and general corporate, banking, and real estate matters. She represents both public and private companies, hedge funds, and other institutional investors in their role as investors in public companies. Ms. Kahn holds a BA from Cornell University and a J.D. magna cum laude from the Benjamin N. Cardozo School of Law.

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

Ingo Wilhelm Mueller – Former Chairman, Former Director and Former Chief Executive Officer

Mr. Mueller has been involved in the finance and advisory business for the past 25 years having been involved in the financing of companies and projects. Mr. Mueller is the founder and was the CEO of the Company since inception and has been responsible for the development of the Company’s intellectual property, business model and financing. On July 18, 2023, the Company announced a restructuring of management. Ingo Mueller departed from his position as CEO and Chair of the Board.

Troy McClellan, Former President AgriFORCE™ Solutions

Mr. McClellan, who worked full time for the Company, had focused on innovative design and construction technologies throughout his career. Mr. McClellan is a registered professional architect and received his Master’s Degree in Architecture from Montana State University.

On January 25, 2024, Troy McClellan, President of AgriFORCE Solutions, submitted a letter of resignation to the Company. On January 25, 2024, the Company accepted his resignation and deemed it effective immediately pursuant to Section 7.3 of his employment agreement with the Company which permits waiver by the Company of Mr. McClellan’s notice period (through March 31, 2024) and corresponding acceleration of the resignation date.

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

Audit Committee

Our Audit Committee is comprised of at least three individuals, each of whom are independent director and at least one of whom will be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is currently comprised of Richard Levychin (Chair), John Meekison and Elaine Goldwater, who are independent, and Mr. Levychin is our financial expert.

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

Compensation Committee

Our Compensation Committee comprises of at least three individuals, each of whom will be an independent director, Our Compensation committee is currently comprised of David Welch (Chair), Amy Griffith, and John Meekison, who are independent.

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

Nominating and Corporate Governance Committee (the “N&CG Committee”)

Our N&CG Committee is comprised of at least three individuals, each of whom will be an independent director. Currently Amy Griffith (Chair) and Elaine Goldwater are members of the committee. The committee has one vacancy.

The NC&G Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our Company. The NC&G Committee also has a charter, which is to be reviewed annually.

Item 11. Executive Compensation

Name & Principal Position	Year	Salary	Bonus		Share-Based Awards[c]	Option-Based Awards	All Other Compensation	Total Compensation
Richard S. Wong,	2023	264,041	-		179,004	42,148	1,793	486,986
Chief Financial Officer	2022	295,216	134,696	[a]	86,456	28,831	1,741	546,940
Mauro Pennella	2023	259,317	-		158,105	25,544	1,793	444,759
Chief Marketing Officer, President AgriFORCE™ Brands	2022	268,962	-		115,269	45,593	1,741	431,565
Troy T. McClellan,	2023	231,755	-		74,091	-	1,656	307,502
Former President Design & Construction	2022	246,732	69,162	[b]	76,846	30,132	1,741	424,613
Ingo W. Mueller,	2023	289,025	-		86,744	-	-	375,769
Former Chief Executive Officer	2022	392,464	375,718		359,881	6,866	1,741	1,136,670

(a)	Bonus was paid out $101,022 in shares and $33,674 in cash.
(b)	Bonus was paid out $69,162 in shares
(c)	Some share-based awards were issued net of income taxes. The Company repurchased shares on the issuance date to remit as income taxes to the appropriate government revenue service agencies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 1, 2024 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

	Common shares	Options Granted vested within 60 days of April 1, 2024	Warrants	Total	Percentage beneficially owned
Directors and Officers:
Richard Wong	37,602	11,584	-	49,186	0.3%
Mauro Pennella	61,055	7,396	-	68,451	0.4%
John Meekison	865	2,541	-	3,406	0.0%
David Welch	1,049	2,507	-	3,556	0.0%
Amy Griffith	-	2,150	-	2,15-	0.0%
Richard Levychin	-	2,150	-	2,150	0.0%
Elaine Goldwater	-	-	-	-	-%
Ingo Mueller (Former CEO and Chairman)	3,954	-	-	3,954	0.0%
Troy McClellan (Former President Design & Construction)	28,159	-	-	28,159	0.1%
Margaret Honey (Former Director)	-	-	-	-	-%
Total all officers and directors (10 persons)*	128,730	28.328	-	157.058	0.8%

5% or Greater Beneficial Owners
-	-	-	-	-	-

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

At present, we have appointed two independent directors to the N&CG Committee. As a result, our Chief Financial Officer, Richard Wong, must present information regarding a proposed related-party transaction to the Nominating and Corporate Governance Committee. Under the policy, where a transaction has been identified as a related-party transaction, Mr. Wong must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee takes into account the relevant available facts and circumstances including, but not limited to:

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

Except as set forth below, we have not had any related party transactions, regardless of dollar amount:

As of December 31, 2023, $57,561 (December 31, 2022, $32,500) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2023 and 2022, the Company incurred $11,984 and $79,457, respectively, to our U.S. general counsel firm, Enso Law against legal services, a corporation controlled by a director of the Company.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to us by Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

	December 31, 2023	December 31, 2022
Audit Fees[a]	$155,000	$170,000
Audit – Related Fees	41,200	197,649
	$196,200	$367,649

(a)	Amounts represent the contractual fees related to the fiscal year, not the accrued fees incurred during the year.

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

During the years ended December 31, 2023 and 2022, Marcum LLP did not incur fees for any other professional services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 688) included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation and Bylaws of Issuer*
4.1	Form of Series A Warrant and Representatives Warrant****
4.2	Amended and Restated Stock Option Plan – Form of Stock Option Certificate attached as Schedule A*
4.3	Form of Broker Compensation Warrant Certificate for $1.00 warrants issued to brokers in connection in May 2019 in connection with $1.00 preferred unit financing*
10.1	Vacant Land Purchase Agreement, dated July 13, 2020, between Company and Coachella Properties, Inc.*
10.2	Capital Funding Group-Commercial Loan Terms_Sheet_-_Re Coachella_3837v2*
10.3	Commercial Loan Agreement with Alterna Bank-2020-04-30*
10.4	Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed*
10.5	Employment Agreement - Ingo Mueller********
10.6	Employment Agreement - Richard Wong********
10.7	Employment Agreement - Troy McClellan********
10.8	Employment Agreement - Mauro Pennella********
10.9	Second Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed***
10.10	Warrant Agent Agreement***
10.11	Capital Funding Term Sheet dated February 5, 2021 ****
10.12	Extension of Land Purchase Agreement ****
10.13	Pharmhaus Termination Agreements ******
10.14	Bridge Loan Agreement dated March 24, 2021******
10.15	Bridge Note, dated March 24, 2021******
10.16	Bridge Warrant, dated March 24, 2021******
10.17	Asset Purchase Agreement - Manna Nutritional Group********
10.18	Definitive Agreement with Humboldt Bliss, Ltd********
10.19	Share Purchase Agreement with Delphy Groep B.V.********
10.20	Binding LOI to Acquire Deroose Plants NV********
10.21	License Agreement with Radical Clean Solutions Ltd.********
14.1	Code of Ethics**
21.1	List of Subsidiaries**
23.1	Consent of Marcum, LLP**
31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: April 1, 2024	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Executive Consultant (Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn		April 1, 2024
Jolie Kahn	Executive Consultant

/s/ Richard Wong	Chief Financial Officer	April 1, 2024
Richard Wong

/s/ David Welch	Chairman of the Board of Directors	April 1, 2024
David Welch

/s/ John Meekison	Director	April 1, 2024
John Meekison

/s/ Richard Levychin	Director	April 1, 2024
Richard Levychin

/s/ Amy Griffith	Director	April 1, 2024
Amy Griffith

/s/ Elaine Goldwater	Director	April 1, 2024
Elaine Goldwater

