Form 10-Q
period 2024-03-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2024-05-15
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2024, the registrant has 26,036,516 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS

Current
Cash		$2,863,391	$3,878,578
Other receivable		47,166	30,859
Prepaid expenses and other current assets	3	395,277	272,872
Inventories	4	-	38,857
Total current assets		3,305,834	4,221,166

Non-current
Property and equipment, net		4,604	11,801
Intangible asset, net	5	12,265,856	12,733,885
Lease deposit		79,691	63,708
Construction in progress		112,046	113,566
Investment	6	218,449	223,801
Total assets		$15,986,480	$17,367,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	7	$1,937,831	$1,942,011
Debentures	8	2,070,745	4,084,643
Contract liabilities	9	29,815	15,336
Total current liabilities		4,038,391	6,041,990

Non-current
Lease deposit		25,070	25,684
Derivative liabilities	11	2,939,296	2,690,308
Long term loan	10	44,280	45,365
Total liabilities		7,047,037	8,803,347
Commitments and contingencies	14

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 22,573,938 and 5,841,045 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively*	12	53,880,259	49,828,942
Additional paid-in-capital		3,456,475	3,472,444
Obligation to issue shares	12	44,214	97,094
Accumulated deficit		(47,835,004)	(44,507,304)
Accumulated other comprehensive loss		(606,501)	(326,596)
Total shareholders’ equity		8,939,443	8,564,580

Total liabilities and shareholders’ equity		$15,986,480	$17,367,927

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended March 31,
	2024	2023

OPERATING EXPENSES
Wages and salaries	$388,604	$915,534
Office and administrative	295,202	335,761
Professional fees	170,392	287,366
Depreciation and amortization	166,998	168,760
Consulting	102,915	209,115
Shareholder and regulatory	55,964	70,395
Lease expense	44,170	76,080
Inventory write-off	38,470	-
Share based compensation	25,340	281,491
Investor and public relations	25,280	267,918
Sales and marketing	25,228	100,578
Travel and entertainment	4,683	72,644
Research and development	3,585	36,123
Operating loss	(1,346,831)	(2,821,765)

OTHER EXPENSES

Accretion of interest on debentures (Note 8)	1,364,205	1,872,470
Loss on conversion of convertible debt (Note 8)	272,732	419,703
Loss on debt extinguishment (Note 8)	410,433	-
Change in fair value of derivative liabilities (Note 11)	23,769	(3,374,032)
Foreign exchange (gain) loss	(54,631)	6,620
Other loss	4,252
Write-off of deposit	-	12,000
Other income	(39,891)	(38,473)

Net loss	$(3,327,700)	$(1,720,053)

Other comprehensive loss

Foreign currency translation (loss) income	(279,905)	114,886

Comprehensive loss attributable to common shareholders	$(3,607,605)	$(1,605,167)

Basic and diluted net loss attributed to common shares	$(0.26)	$(3.62)

Weighted average number of common shares outstanding – basic and diluted*	12,650,304	474,573

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

	For the three months ended March 31, 2024
	Common shares		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares*	Amount	capital	shares	deficit	income	equity

Balance, January 1, 2024	5,841,045	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	16,493,602	3,973,437	-	-	-	-	3,973,437
Shares issued for compensation	112,645	52,880	-	(52,880)	-	-	-
Shares issued for consulting services	126,646	25,000	-	-	-	-	25,000
Share based compensation	-	-	(15,969)	-	-	-	(15,969)
Net loss	-	-	-	-	(3,327,700)	-	(3,327,700)
Foreign currency translation	-	-	-	-	-	(279,905)	(279,905)
Balance, March 31, 2024	22,573,938	$53,880,259	$3,456,475	$44,214	$(47,835,004)	$(606,501)	$8,939,443

	For the three months ended March 31, 2023
	Common shares		Additional paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total shareholders’
	# of Shares*	Amount	capital	shares	deficit	income	equity

Balance, January 1, 2023	315,916	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt	14,216	1,048,573	-	-	-	-	1,048,573
Shares issued for bonus and compensation	3,118	105,512	-	-	-	-	105,512
Shares issued for consulting services	300	27,735	-	-	-	-	27,735
Shares issued on conversion of vested prefunded warrants	32,741	2,959,108	(2,959,108)	-	-	-	-
Cancelled prefunded warrants	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	-	-	175,979	-	-	-	175,979
Net loss	-	-	-	-	(1,720,053)	-	(1,720,053)
Foreign currency translation	-	-		-	-	114,886	114,886
Balance, March 31, 2023	366,291	$31,283,690	$11,947,606	$-	$(34,494,147)	$(527,824)	$8,209,325

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

		For the three months ended March 31,
	Note	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(3,327,700)	$(1,720,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		166,998	168,760
Share based compensation		(15,969)	175,979
Shares issued for consulting services		25,000	27,735
Shares issued for compensation and bonuses		-	105,512
Amortization of debt issuance costs		1,238,955	1,738,825
Change in fair value of derivative liabilities	11	23,769	(3,374,032)
Loss on debt conversion	8	272,732	419,703
Loss on debt extinguishment	8	410,433	-
Loss on disposal of fixed assets		4,252	-
Write-off of deposit		-	12,000
Changes in operating assets and liabilities:
Other receivables		(16,307)	22,621
Prepaid expenses and other current assets		(122,405)	65,810
Inventories		38,470	-
Accounts payable and accrued liabilities		(4,180)	(294,655)
Lease deposit asset		(18,382)	-
Contract liabilities		15,000	-
Right-of-use asset		-	43,784
Lease liabilities		-	(39,862)
Net cash used in operating activities		(1,309,334)	(2,647,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount	8	1,000,000	4,615,385
Repayment of convertible debentures	8	(668,568)	(1,180,950)
Financing costs of debentures	8	(50,000)	(325,962)
Net cash provided by financing activities		281,432	3,108,473

Effect of exchange rate changes on cash and cash equivalent		12,715	2,130
Change in cash		(1,015,187)	462,730
Cash, beginning of period		3,878,578	2,269,320
Cash, end of period		$2,863,391	$2,732,050

Supplemental cash flow information:
Cash paid during the period for interest		$32,370	$133,645

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		$564,000	-
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		$359,000	-
Shares issued for conversion of convertible debt		$3,973,437	$1,048,573
Reclassified accrued construction in progress fees		$-	$39,875

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023 (unaudited)

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements and related financial information of AgriFORCE Growing Systems Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2023 and 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2024 and December 31, 2023, and the results of its operations and cash flows during the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the three months ended March 31, 2024, the Company had a net loss of $3.3 million, $1.3 million of net cash used in operating activities, and the Company had a working capital deficit of $0.7 million.

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

Revenue Recognition

Product revenue during the fourth quarter of 2023 was limited to sales from hydroxyl generators and will expand to include sales of our UN(THINK) Foods products in 2024. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

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

Loss per Share

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

Fair Value Accounting

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

Reclassifications

The Company has reclassified certain share base payment expenses from Wages and salaries to Share based compensation in the 2023 consolidated statements of comprehensive loss to align with the 2024 presentation.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023
Legal retainer	10,517	8,039
Prepaid expenses	262,033	223,624
Inventory advances	118,697	30,654
Others	4,030	10,555
	$395,277	$272,872

4. INVENTORIES

As at March 31, 2024, the Company had $nil (December 31, 2023 – $38,857) in finished goods.

5. INTANGIBLE ASSET

Intangible asset represents $12,265,856 (December 31, 2023 - $12,733,885) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024 (all tranches have fully vested). When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patent and Trademark Office and the title was transferred to the Company. During the year ended December 31, 2023, the Company issued 141,175 shares in relation to this transaction. As at March 31, 2024 and December 31, 2023, there were 6,425 unconverted prefunded warrants outstanding.

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition. The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $164,295 in amortization expense related to the Manna IP for the three months ended March 31, 2024 (March 31, 2023 - $163,750).

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2024	$490,634
2025	654,179
2026	654,179
2027	654,179
2028	654,179
Subsequent years	9,158,506
Total	$12,265,856

6. INVESTMENT

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

As at March 31, 2024, the carrying value of the investment in RCS was $218,449 (December 31, 2023 - $223,801) adjusted for foreign exchange differences of $6,551. As at March 31, 2024, the Company assessed the investment for the presence of the following impairment indications:

●	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee

●	A significant adverse change in the regulatory, economic, or technological environment of the investee

●	A significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates

●	A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment

●	Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

None of the above qualitative factors demonstrating potential impairment were present.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2024	December 31, 2023
Accounts payable	$616,491	$578,128
Accrued expenses	900,032	868,451
Others	421,308	495,432
	$1,937,831	$1,942,011

8. DEBENTURES

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

On February 21, 2024, the Investors purchased additional debentures totaling $1,100,000 with a 10% original issue discount for gross proceeds of $1,000,000 (the “Fifth Tranche Debenture”). The Fifth Tranche Debentures were convertible into common shares at $0.214 per share and the Investors received an additional 3,341,122 warrants at a strike price of $0.2354, which expire on August 21, 2027 (the “Fifth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third and Fourth Tranche Debentures and the First, Second, Third and Fourth Tranche Warrants to $0.214. The transaction costs incurred in relation to fifth tranche were $50,000.

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

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	March 31, 2024	December 31, 2023
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$731,842	$3,029,676
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	1,082,770	2,940,461
Principal (Third Tranche Debentures)	04/18/2026	5.00% - 8.00%	2,276,010	2,750,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	2,750,000	2,750,000
Principal (Fifth Tranche Debentures)	08/20/2026	5.00% - 8.00%	1,100,000	-
Debt issuance costs and discounts (Note 8 & 11)			(5,869,877)	(7,385,494)
Total Debentures (current)			$2,070,745	$4,084,643

During the three months ended March 31, 2024, the Investors converted $1,760,290 (March 31, 2023 - $881,400) of principal and $92,880 (March 31, 2023 - $nil) of interest into shares of the Company resulting in a $272,732 (March 31, 2023 - $419,703) loss on the conversion of convertible debentures. During the three months ended March 31, 2024, the Company incurred $1,364,205 (March 31, 2023 - $1,872,470) in accretion interest and made cash repayments of $668,568 (March 31, 2023 - $1,180,950).

During the three months ended March 31, 2024, the Investors converted $2,200,657 of the First and Second Tranche Debentures into 8,758,422 shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt. As a result, the Company recorded a loss on debt extinguishment in the amount of $410,433.

9. CONTRACT BALANCES

As at March 31, 2024, contract balances consisted of $29,815 of advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2023 - $15,336).

10. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,520 (CAD$40,000) (December 31, 2023 - $30,243(CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,760 (CAD$20,000) (December 31, 2022 - 15,122 (CAD$20,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan was interest free for an initial term that ended on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at March 31, 2024 was $44,280 (CAD $60,000) (December 31, 2023 was $45,365 (CAD $60,000)).

11. DERIVATIVE LIABILITIES

Warrant Liabilities

As at March 31, 2024, the Warrant Liabilities represent aggregate fair value of publicly traded 61,765 Series A warrants (“IPO Warrants”), 2,721 representative’s warrants (“Rep Warrants”), 82,129 First Tranche Warrants, 53,226 Second Tranche Warrants, 620,230 Third Tranche Warrants, 1,986,112 Fourth Tranche Warrants and 20,000 warrants issued in a private placement (“Private Placement Warrants”).

The fair value of the IPO Warrants, Rep Warrants and Private Placement Warrants amounted to $28,296 (December 31, 2023 - $11,308). As at March 31, 2024 the Company utilized the Black-Scholes option-pricing model for the IPO Warrants, Rep Warrants and Private Placement Warrants and used the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 105% to 155% (December 31, 2023 – 105% to 117%), risk free rate of return 3.91% to 4.17% (December 31, 2023 – 3.67% to 3.88%), and expected term of 1.25 to 3 years (December 31, 2023 – expected term of 1.50 to 3 years).

As at March 31, 2024 the First Tranche Warrants had a fair value that amounted to $9,000 (December 31, 2023 - $24,000). As at March 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 100.0%), risk free rate of return 4.70% (December 31, 2023 – 4.23%), and expected term of 1.75 years (December 31, 2023 – expected term of 2 years).

As at March 31, 2024 the Second Tranche Warrants had a fair value that amounted to $6,000 (December 31, 2023 - $15,000). As at March 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 97.5% (December 31, 2023 – 105.0%), risk free rate of return 4.50% (December 31, 2023 – 4.12%), and expected term of 2.30 years (December 31, 2023 – expected term of 2.55 years).

As at March 31, 2024 the Third Tranche Warrants had a fair value that amounted to $76,000 (December 31, 2023 - $192,000). As at March 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% ((December 31, 2023 – 107.5%), risk free rate of return 4.40% ((December 31, 2023 – 3.98%), and expected term of 3.05 years ((December 31, 2023 – expected term of 3.30 years).

As at March 31, 2024 the Fourth Tranche Warrants had a fair value that amounted to $272,000 (December 31, 2023 - $724,000). As at March 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% (December 31, 2023 – 107.5%), risk free rate of return 4.38% (December 31, 2023 – 3.97%), and expected term of 3.17 years (December 31, 2023 – expected term of 3.42 years).

As at March 31, 2024 the Fifth Tranche Warrants had a fair value that amounted to $396,000 (February 21, 2024 - $564,000). As at March 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.18 (February 21, 2024 - $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 4.36% (February 21, 2024 – 4.40%), and expected term of 3.39 years (February 21, 2024 – expected term of 3.50 years).

Debenture Convertible Feature

As at March 31, 2024 the fair value of the First Tranche Debentures’ convertible feature amounted to $137,000 (December 31, 2023 – $164,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 100.0%), risk free rate of return 5.21% (December 31, 2023 – 5.03%), discount rate 18.25% (December 31, 2023 – 17.50%), and expected term of 0.75 year (December 31, 2023 – 1 year).

As at March 31, 2024 the fair value of the Second Tranche Debentures’ convertible feature amounted to $252,000 (December 31, 2023 – $429,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18 (December 31, 2023 – $0.47), dividend yield – nil December 31, 2023 – nil), expected volatility 97.5% (December 31, 2023 – 105.0%), risk free rate of return 4.81% (December 31, 2023 – 4.51%), discount rate 18.00% (December 31, 2023 – 17.50%), and expected term of 1.30 years (December 31, 2023 – 1.55 years).

As at March 31, 2024 the fair value of the Third Tranche Debentures’ convertible feature amounted to $618,000 (December 31, 2023 – $491,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18 (December 31, 2023 – $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% (December 31, 2023 – 107.5%), risk free rate of return 4.59% (December 31, 2023 – 4.12%), discount rate 18.00% (December 31, 2023 – 17.25%), and expected term of 2.05 years (December 31, 2023 – 2.30 years).

As at March 31, 2024 the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $786,000 (December 31, 2023 – $640,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% (December 31, 2023 – 107.5%), risk free rate of return 4.50% (December 31, 2023 – 4.12%), discount rate 17.75% (December 31, 2023 – 17.25%), and expected term of 2.17 years (December 31, 2023 – 2.42 years).

As at March 31, 2024 the fair value of the Fifth Tranche Debentures’ convertible feature amounted to $359,000 (February 21, 2024 - $359,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18 (February 21, 2024 – $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 4.50% (February 21, 2024 – 4.54%), discount rate 17.75% (February 21, 2024 – 16.00%), and expected term of 2.39 years (February 21, 2024 – 2.50 years).

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the nine months ended March 31, 2024 and 2023 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	564,000	359,000	923,000
Conversions	-	-	(630,106)	(630,106)
Change in fair value	17,273	(736,181)	742,677	23,769
Effect of exchange rate changes	(285)	(23,819)	(43,571)	(67,675)
Balance at March 31, 2024	$28,296	$759,000	$2,152,000	$2,939,296

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	-	2,378,000	1,599,000	3,977,000
Conversions	-		(111,597)	(111,597)
Change in fair value	107,159	(2,930,015)	(551,176)	(3,374,032)
Effect of exchange rate changes	1,402	(55,985)	(19,227)	(73,810)
Balance at March 31, 2023	$383,676	$2,309,000	$2,374,000	$5,066,676

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

12. SHARE CAPITAL

On March 31, 2024, the Company owed $44,214 worth of stock-based compensation to Company officers. The balance issuable was classified as an Obligation to issue shares.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	March 31, 2024	March 31, 2023
Warrants	6,218,226	250,759
Options	61,712	27,653
Convertible debentures	39,475,584	227,171
Total anti-dilutive weighted average shares	45,755,522	505,583

13. LEASES

The components of lease expenses were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating lease cost	$-	$72,643
Short-term lease cost	44,170	3,437
Total lease expenses	$44,170	$76,080

As at March 31, 2024, the Company terminated its short-term office lease.

14. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2024:

Remaining 2024	$3,497,073
2025	3,541,549
2026	902,000
$7,940,622

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

On September 31, 2023, Stronghold filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for the Coachella property. Stronghold alleges that AgriFORCE breached the PSA by failing to deposit certain stocks certificates into Escrow, failing to pay amounts owed for its costs incurred in connection with the Sellers Work, and for terminating the PSA despite Stronghold’s performance of the Sellers Work. Stronghold is claiming $451,684 plus interest in damages based on invoices it provided. AgriFORCE will dispute, among other things, the amount and invoices, estimating approximately $230,000 as Stronghold’s true expenses that may be claimed. The Company filed their answer on February 26, 2024. The trial date has not been set for this case.

On March 27, 2024, BV Peeters Advocaten-Avocats (“Peeters”) summoned the Company to appear on May 31, 2024 at the First Chamber of the Dutch-Speaking Division of the Business Court in Brussels. Peeters is seeking payment for €467,249 of unpaid bills for legal services plus penalties and interest. The Company believes that Peeters performed actions that were not in the Company’s best interest. The Company does not intend to pay the outstanding legal bills and intends to vigorously defend its position in court.

15. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 15, 2024, the date on which these interim financial statements were issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to March 31, 2024, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

From April 1, 2024 through May 15, 2024, the Company issued 3,440,489 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest of $454,312).

From April 1, 2024 through May 15, 2024, the Company issued 15,664 common shares to consultants for services rendered.

From April 1, 2024 through May 15, 2024, the Company issued 6,425 common shares upon conversion of prefunded warrants.

On April 11, 2024, an Investor purchased an additional tranche of $550,000. The convertible debt and warrants were issued with an exercise price of $0.163 and $0.18, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the exercise prices of First, Second, Third, Fourth and Fifth Tranche Warrants to $0.163.

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

	Breads & Bakery (2)		Whole Wheat Flours (1)		Pulse Flours (3)		Dairy Alternatives		Cereal Bars (4)		Total
Global market size of target categories	$235	B	$72	B	$19	B	$23	B	$23	B
Potential market share	0.1%		0.2%		1%		0.01%		0.01%
AgriFORCE™ potential net revenues	$200	M	$140	M	$190	M	$20	M	$20	M	$560	M

Sources: Future Market Insights Reports, June 2022 (2), October 2022 (1), January 2023 (3) and October 2022 (4)

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

As a result of this refocus of the M&A strategy, the following formerly considered acquisition opportunities are no longer being considered by the Company:

Delphy Groep BV Acquisition

●	On February 10, 2022, the Company signed a definitive share purchase agreement (the “Delphy Agreement”) to acquire Delphy, a Netherlands-based Ag-Tech consultancy firm, for €23.5 million through a combination of cash and stock.
●	On May 25, 2023, the parties mutually terminated the share purchase agreement after extensive due diligence, an evaluation of the historical and projected financial information, potential for impairment risk as well as current market conditions.

Deroose Plants NV Binding Letter of Intent

●	On February 23, 2022, the Company signed a binding letter of intent (the “Deroose LOI”) with Deroose Plants NV (“Deroose”).
●	The Deroose LOI was subject to completion of standard due diligence and entry into a definitive purchase agreement.
●	The Company is no longer pursuing this acquisition opportunity.

Stronghold Land Acquisition

●	On August 30, 2022, the Company entered into a Purchase and Sale Agreement (“PSA”) with Stronghold Power Systems, Inc. (“Stronghold”) to purchase approximately 34 acres of land in Coachella California.
●	As at March 31, 2023 the prefunded warrants issued were rescinded and the warrants were rendered null and void as the Company presented termination notice to Stronghold.
●	On October 12, 2023, the Company was served a complaint filed in the Superior Court of California from Stronghold for breach of contract in relation to the PSA. The Company denies any liability, other than what is already recorded in the financial statements and will vigorously defend the claims made against the Company.

Berry People LLC Binding Letter of Intent

●	On January 24, 2023 the Company announced it has entered a binding letter of intent (“BP LOI”) to acquire Berry People LLC, (“Berry People”).
●	The Company is no longer pursuing this acquisition opportunity.

Recent Developments

Management Restructuring

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended March 31, 2024 and 2023 included in this report.

Revenues

The Company sells its products directly to customers and indirectly to customers through sales brokers.

During the three months ended March 31, 2024 and 2023, the Company had no revenue.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation. Operating expenses decreased during the three months ended March 31, 2024 as compared to March 31, 2023 by $1,474,934 or 52% primarily due to the following:

●	Professional fees and consulting decreased by $116,974 and $106,200, respectively due to a significant decrease in M&A spending during the three months ended March 31, 2024 as a result of the Company focusing on organic growth of currently active ventures.
●	Research and development decreased by $32,538 due to limited research services procured during 2024 as compared to expenditures for UN(THINK) product development during the three months ended March 31, 2023.
●	Investor and public relations expenses decreased by $242,638 due to more investor and public relations advisory services utilized in 2023 for Company campaigns and communication.
●	Wages and salaries decreased by $526,930 due to a reduction in staff head count (number of employees reduced from 15 during the three months ended March 31, 2023 to 7 during the three months ended March, 2024).
●	Office and administrative decreased by $40,559 due to overall cost cutting initiatives for the three months ended March 31, 2024.
●	Travel and entertainment decreased by $67,961 due to a reduction in travel for foreign business development.
●	Sales and marketing decreased by $75,350 due to significant reductions in public relations agency work and social media contracted fees from cost cutting initiatives.
●	Share based compensation decreased $256,151 due to a significant number of option forfeitures from lower staff head count.
●	Lease expense decreased $31,910 due to the termination of the Company’s long term office lease in 2023.

This was partially offset by the following:

●	Inventory write-off increased by $38,470 for inventory that was disposed of (due to flour passing its best before date) during the three months ended March 31, 2024, $nil during the three months ended March 31, 2023.

Other Expenses / (Income)

Other expense for the three months ended March 31, 2024 increased due to the following:

●	Change in fair value of derivative liabilities decreased by $3,397,801 due to the Company’s stock price stabilizing during the period between December 31, 2023 and March 31, 2024, resulting in the smaller revaluation adjustment as at March 31, 2024.
●	Increase in loss on debt extinguishment increased by $410,433 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered an extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the three months ended March 31, 2023.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $508,265 due to a significant amount of debentures repaid in cash and shares during 2023, resulting in less interest accreted during March 31, 2024.
●	Loss on conversion of convertible debt decreased by $146,971 due to shares issued upon conversion were issued at a smaller premium above the exercise price compared to shares issued during March 31, 2023.
●	Foreign exchange gain increased by $61,251 (March 31, 2023 – foreign exchange loss of $6,620) due to increasing USD to CAD rate throughout the three months ended March 31, 2024.
●	All other items aggregate to $9,166.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $3,327,700 for the three months ended March 31, 2024, and a net loss of $1,720,053 for the three months ended March 31, 2023. We have recorded an accumulated deficit of $47,835,004 as of March 31, 2024 and $44,507,304 as of December 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 and March 31, 2023 was $1,309,334 and $2,647,873 respectively.

The Company held $2,863,391 in cash at March 31, 2024 as compared to $3,878,578 at December 31, 2023.

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

Cash Flows

The net cash used by operating activities for the three months ended March 31, 2024 was $1,309,334 compared to $2,647,873 for the three months ended March 31, 2023. The decrease of $1,338,539 was primarily due to the following:

●	Decrease in net loss of $1,607,647 due to operating expenses noted above.
●	Decrease in cash flow adjustments of $300,195 for share based compensation due to forfeiture of stock options by departed employees.
●	Decrease of $499,870 in amortization of debt issuance costs for less interest recorded on debentures as the carrying value of the debentures were lower as at March 31, 2024 compared to March 31, 2023.
●	Decrease of loss on debt conversion of $146,971 due to shares issued upon conversion were issued at a smaller premium above the exercise price compared to shares issued during March 31, 2023.
●	Increase in prepaid expenses and other current assets used in operating activities of $188,215 due to utilization of consulting retainers during March 31, 2024 with no additional retainers added.

This was partially offset by the following:

●	Non-cash change in fair value of derivative liabilities decreased by $3,397,801 due to the Company’s stock price stabilizing during the period between December 31, 2023 and March 31, 2024, resulting in the smaller revaluation adjustment as at March 31, 2024.
●	Increase in loss on debt extinguishment cash adjustment by $410,433 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the three months ended March 31, 2023.
●	Decrease in accounts payable and accrued liabilities adjustments of $290,475 due to the Company reducing operational spend as such reduced additional accounts payable and accrued liabilities.
●	All other items in an aggregate amount of $17,272.

Net cash provided by financing activities for the three months ended March 31, 2024, represents net proceeds from debentures of $1,000,000. This was partially offset by repayments on convertible debentures of $668,568, financing costs of debentures of $50,000. Net cash used in financing activities for the three months ended March 31, 2023 represents net proceeds from debentures of $4,615,385 and was partially offset by repayments and interest paid on convertible debentures of $1,180,950 and financing costs of debentures of $325,962.

Recent Financings

On January 17, 2023, the Debenture Investors purchased additional tranches totaling $5,076,923 and received 53,226 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $62.00 and expire on July 17, 2025. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Debenture Warrants to $62.00.

On June 20, 2023 the Company issued 20,000 common shares with 20,000 warrants through a private placement for consideration of $250,000.

Between June 7, 2023 and August 30, 2023, the Company issued 124,652 common shares for cash under the ATM public offerings agreement for net proceeds of $939,695. The issuance triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $5.50.

On October 18, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures and received 620,230 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $2.62 and expire on April 18, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $2.62.

On November 30, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures and received 1,986,112 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $0.90 and expire on May 30, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures as well as the First, Second and Third Tranche Debenture Warrants to $0.90.

On February 21, 2024, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures and received 3,341,122 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $0.214 and expire on August 21, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $0.214.

On April 11, 2024, an Investor purchased an additional tranche of $550,000. The convertible debt and warrants were issued with an exercise price of $0.163 and $0.18, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Warrants to $0.163.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the three months ended March 31, 2024 and 2023, included with this quarterly report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 14 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the three months ended March 31, 2024:

16,493,602 common shares were issued upon conversion of convertible debt.

126,646 common shares were issued to consultants.

112,645 common shares were issued as part of compensation to Company officers.

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

The Company had the following sales of unregistered securities from April 1, 2024 to May 15, 2024:

3,440,489 common shares were issued upon conversion of convertible debt.

15,644 common shares were issued to consultants.

6,425 common shares were issued upon conversion of prefunded warrants.

On April 11, 2024, an Investor purchased an additional tranche of $550,000. The convertible debt and warrants were issued with an exercise price of $0.163 and $0.18, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the First, Second, Third, Fourth and Fifth Tranche Warrants to $0.163.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: May 15, 2024	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Executive Consultant (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

