Form 10-Q
period 2024-06-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2024-08-13
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2024, the registrant has 92,343,334 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	June 30, 2024	December 31, 2023
		(Unaudited)
ASSETS

Current
Cash		$2,937,496	$3,878,578
Accounts receivable		8,479
Other receivable		25,207	30,859
Prepaid expenses and other current assets	3	297,609	272,872
Inventories	4	4,621	38,857
Total current assets		3,273,412	4,221,166

Non-current
Property and equipment, net		3,574	11,801
Intangible asset, net	5	11,981,175	12,733,885
Lease deposit		78,893	63,708
Construction in progress		111,425	113,566
Investment	6	216,263	223,801
Total assets		$15,664,742	$17,367,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	7	$1,716,274	$1,942,011
Debentures	8	925,882	4,084,643
Contract liabilities	9	-	15,336
Total current liabilities		2,642,156	6,041,990

Non-current
Lease deposit		24,819	25,684
Derivative liabilities	11	1,630,940	2,690,308
Long term loan	10	43,837	45,365
Total liabilities		4,341,752	8,803,347
Commitments and contingencies	15

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 84,333,892 and 5,841,045 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively*	12	61,085,023	49,828,942
Additional paid-in-capital		2,953,883	3,472,444
Obligation to issue shares	12	86,432	97,094
Accumulated deficit		(52,067,103)	(44,507,304)
Accumulated other comprehensive loss		(735,245)	(326,596)
Total shareholders’ equity		11,322,990	8,564,580

Total liabilities and shareholders’ equity		$15,664,742	$17,367,927

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE	41,315	-	41,315	-

COST OF SALES	33,731	-	33,731	-

Gross profit	7,584	-	7,584	-

OPERATING EXPENSES
Wages and salaries	$330,616	$798,926	$719,220	$1,714,460
Consulting	83,281	675,905	186,196	885,020
Professional fees	159,337	460,984	329,729	748,350
Office and administrative	285,056	293,768	580,258	629,529
Investor and public relations	17,366	121,947	42,646	389,865
Depreciation and amortization	162,941	171,839	329,939	340,599
Share based compensation	38,782	205,157	64,122	486,648
Sales and marketing	50,598	61,748	75,826	162,326
Lease expense	14,406	73,194	58,576	149,274
Travel and entertainment	3,475	28,481	8,158	101,125
Shareholder and regulatory	29,485	8,422	85,449	78,817
Research and development	509	13,235	4,094	49,358
	1,175,852	2,913,606	2,484,213	5,735,371

Operating loss	(1,168,268)	(2,913,606)	(2,476,629)	(5,735,371)

OTHER EXPENSES
Accretion of interest on debentures (Note 8)	838,876	2,107,808	2,203,081	3,980,278
Loss on conversion of convertible debt (Note 8)	1,119,750	13,902	1,392,482	433,605
Loss on debt extinguishment (Note 8)	1,887,936	-	2,298,369	-
Change in fair value of derivative liabilities (Note 11)	(716,695)	(2,458,993)	(692,926)	(5,833,025)
Foreign exchange gain	(32,121)	(33,409)	(86,752)	(26,789)
Other loss	-	-	4,252	-
Write-off of inventory	-	-	38,470	-
Write-off of deposit (Note 3)	-	-	-	12,000
Other income	(33,915)	(15,942	(73,806)	(54,415)

Net loss	$(4,232,099)	$(2,526,972)	$(7,559,799)	$(4,247,025)

Other comprehensive income (loss)
Foreign currency translation	(128,744)	196,119	(408,649)	311,005

Comprehensive loss attributable to common shareholders	$(4,360,843)	$(2,330,853)	$(7,968,448)	$(3,936,020)

Basic and diluted net loss attributed to common share	$(0.09)	$(5.06)	$(0.32)	$(8.72)

Weighted average number of common shares outstanding – basic and diluted*	45,875,887	499,461	23,415,625	487,085

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(Expressed in US dollars, except share numbers)

For the three and six months ended June 30, 2024 and 2023

	For the three months ended June 30
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity

Balance, April 1, 2024	22,573,938	$53,880,259	$3,456,475	$44,214	$(47,835,004)	$(606,501)	$8,939,443
Shares issued for conversion of convertible debt	61,505,497	6,651,170	-	-	-	-	6,651,170
Shares issued for compensation	232,368	20,541	-	42,218	-	-	62,759
Shares issued for consulting services	15,664	2,624	-	-	-	-	2,624
Shares issued on conversion of vested prefunded warrants	6,425	530,429	(530,429)	-	-	-	-
Share based compensation	-	-	27,837	-	-	-	27,837
Net loss	-	-	-	-	(4,232,099)	-	(4,232,099)
Foreign currency translation	-	-	-	-	-	(128,744)	(128,744)
Balance, June 30, 2024	84,333,892	$61,085,023	$2,953,883	$86,432	$(52,067,103)	$(735,245)	$11,322,990

	For the six months ended June 30
Balance, January 1, 2024	5,841,045	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	77,999,099	10,624,607	-	-	-	-	10,624,607
Shares issued for compensation	345,013	73,421	-	(10,662)	-	-	62,759
Shares issued for consulting services	142,310	27,624	-	-	-	-	27,624
Shares issued on conversion of vested prefunded warrants	6,425	530,429	(530,429)				-
Share based compensation	-	-	11,868	-	-	-	11,868
Net loss	-	-	-	-	(7,559,799)	-	(7,559,799)
Foreign currency translation	-	-		-	-	(408,649)	(408,649)
Balance, June 30, 2024	84,333,892	$61,085,023	$2,953,883	$86,432	$(52,067,103)	$(735,245)	$11,322,990

	For the three months ended June 30
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity

Balance, April 1, 2023	366,291	$31,283,690	$11,947,606	$-	$(34,494,147)	$(527,824)	$8,209,325
Shares issued for conversion of convertible debt	36,111	695,128	-	-	-	-	695,128
Shares issued for compensation	-	-	-	97,837	-	-	97,837
Shares issued for cash, net of issuance costs	21,475	299,599	-	-	-	-	299,599
Shares issued in private placement	20,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	250	26,000	-	-	-	-	26,000
Shares issued on conversion of vested prefunded warrants	10,208	576,770	(576,770)	-	-	-	-
Share based compensation	-	-	107,320	-	-	-	107,320
Net loss	-	-	-	-	(2,526,972)	-	(2,526,972)
Foreign currency translation	-	-	-	-	-	196,119	196,119
Balance, June 30, 2023	454,335	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236

	For the six months ended June 30
Balance, January 1, 2023	315,916	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt	50,327	1,743,701	-	-	-	-	1,743,701
Shares issued for compensation	3,118	105,512	-	97,837	-	-	203,349
Shares issued for cash, net of issuance costs	21,475	299,599	-	-	-	-	299,599
Shares issued in private placement	20,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	550	53,735	-	-	-	-	53,735
Shares issued on conversion of vested prefunded warrants	42,949	3,535,878	(3,535,878)	-	-	-	-
Cancelled prefunded warrants	-	-	(2,085,960)	-	-	-	(2,085,960
Share based compensation	-	-	283,299	-	-	-	283,299
Net loss	-	-	-	-	(4,247,025)	-	(4,247,025
Foreign currency translation	-	-	-	-	-	311,005	311,005
Balance, June 30, 2023	454,335	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

		For the six months ended June 30,
	Note	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(7,559,799)	$(4,247,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		329,939	340,599
Share based compensation		11,868	283,299
Shares issued for consulting services		27,624	53,735
Shares issued for compensation		62,759	105,512
Amortization of debt issuance costs		2,149,678	3,808,460
Change in fair value of derivative liabilities	11	(692,926)	(5,833,025)
Loss on debt conversion	8	1,392,482	433,605
Loss on debt extinguishment	8	2,298,369	-
Loss on disposal of fixed assets		4,252	-
Write-off of deposit		-	12,000
Obligation to issue shares		-	97,837
Changes in operating assets and liabilities:
Accounts receivable		(8,479)	-
Other receivables		5,652	(12,857)
Prepaid expenses and other current assets		(24,737)	388,318
Inventories		34,236	-
Advance		-	(225,000)
Accounts payable and accrued liabilities		(225,737)	446,943
Lease deposit asset		(18,382)	-
Contract liabilities		(15,336)	-
Right-of-use asset		-	57,428
Lease liabilities		-	(49,825)
Net cash used in operating activities		(2,228,537)	(4,339,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash		-	565,741
Share issuance costs paid		-	(16,142)
Proceeds from debentures – net of discount	8	2,250,000	4,615,385
Repayment of convertible debentures	8	(802,282)	(1,741,950)
Financing costs of debentures	8	(84,463)	(325,962)
Net cash provided by financing activities		1,363,255	3,097,072

Effect of exchange rate changes on cash and cash equivalent		(75,800)	(21,056)
Change in cash		(941,082)	(1,263,980)
Cash, beginning of period		3,878,578	2,269,320
Cash, end of period		$2,937,496	$1,005,340

Supplemental cash flow information:
Cash paid during the period for interest		$53,403	$171,818

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		$564,000	-
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		$359,000	-
Initial fair value of debenture warrants (“Sixth Tranche Warrants”)		$242,000	-
Initial fair value of conversion feature of debentures (“Six Tranche Debentures”)		$198,000	-
Initial fair value of debenture warrants (“Seventh Tranche Warrants”)		$369,000	-
Initial fair value of conversion feature of debentures (“Seventh Tranche Debentures”)		$297,000	-
Shares issued for conversion of convertible debt		$10,624,607	$1,743,701
Reclassified accrued construction in progress fees		$-	$39,875

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2024 and 2023 (unaudited)

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

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2024 and December 31, 2023, and the results of its operations and cash flows during the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the six months ended June 30, 2024, the Company had a net loss of $7.6 million, $2.2 million of net cash used in operating activities, and the Company had working capital of $0.6 million.

On June 24, 2024, the Company received a Staff Listing Determination Letter from Nasdaq pursuant to which the Staff has determined that as of June 21, 2024, the Company’s common shares had a per share closing bid price of $0.10 or less for ten consecutive trading days (the Company’s bid price has closed at or below $0.10 per share from June 6, 2024, through June 21, 2024). Nasdaq has granted the Company an exception to comply with the bid price rule as follows:

1.	On or before August 1, 2024, the Company shall obtain Board of Directors approval for a reverse stock split, which was received as of that date;
2.	On or before September 30, 2024, the Company shall obtain shareholders approval for a reverse stock split at a ratio that satisfies the minimum requirement in the Bid Price Rule;
3.	On or before October 9, 2024, the Company shall effect a reverse stock split and, thereafter, maintain a $1 closing bid price for a minimum of ten consecutive business days;
4.	On or before October 22, 2024, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading sessions.

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

Revenue Recognition

Product revenue was limited to sales from hydroxyl generators and will expand to include sales of our UN(THINK) Foods products in 2024. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

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

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024 and May 22, 2024 as well as the private placement on June 20, 2023, the Company issued warrants having strike price denominated in USD. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023
Legal retainer	31,547	8,039
Prepaid expenses	136,157	223,624
Inventory advances	110,918	30,654
Others	18,987	10,555
	$297,609	$272,872

During the six months ended June 30, 2023, the Company wrote off a non-refundable deposit amounting to $12,000 which was related to a land purchase agreement.

4. INVENTORIES

As at June 30, 2024, the Company had $4,621 (December 31, 2023 – $38,857) in finished goods.

5. INTANGIBLE ASSET

Intangible asset represents $11,981,175 (December 31, 2023 - $12,733,885) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024 (all tranches have fully vested). When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patent and Trademark Office and the title was transferred to the Company. During the year ended December 31, 2023, the Company issued 141,175 shares in relation to this transaction. As at June 30, 2024 all prefunded warrants had been converted (December 31, 2023 - 6,425 unconverted prefunded warrants).

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition. The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $326,242 in amortization expense related to the Manna IP for the six months ended June 30, 2024 (June 30, 2023 - $334,748).

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2024	$323,816
2025	647,631
2026	647,631
2027	647,631
2028	647,631
2029	647,631
Thereafter	8,419,204
Total	$11,981,175

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

As at June 30, 2024, the carrying value of the investment in RCS was $216,263 (December 31, 2023 - $223,801) adjusted for foreign exchange differences of $8,737 (December 31, 2023 - $1,199). As at June 30, 2024, the Company assessed the investment for the presence of the following impairment indications:

●	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee

●	A significant adverse change in the regulatory, economic, or technological environment of the investee

●	A significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates

●	A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment

●	Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

None of the above qualitative factors demonstrating potential impairment were present.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2024	December 31, 2023
Accounts payable	$409,147	$578,128
Accrued expenses	875,401	868,451
Others	431,726	495,432
	$1,716,274	$1,942,011

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

On April 11, 2024, the Investors purchased additional debentures totaling $550,000 with a 10% original issue discount for gross proceeds of $500,000 (the “Sixth Tranche Debenture”). The Sixth Tranche Debentures were convertible into common shares at $0.163 per share and the Investors received an additional 2,193,253 warrants at a strike price of $0.18, which expire on October 11, 2027 (the “Sixth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and Warrants to $0.163. The transaction costs incurred in relation to sixth tranche were $31,309.

On May 22, 2024, the Investors purchased additional debentures totaling $833,000 with a 10% original issue discount for gross proceeds of $750,000 (the “Seventh Tranche Debenture”). The Seventh Tranche Debentures were convertible into common shares at $0.10 per share and the Investors received an additional 5,414,500 warrants at a strike price of $0.11, which expire on November 22, 2027 (the “Fifth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $0.10. The transaction costs incurred in relation to seventh tranche were $3,154. On June 17, 2024, the Investors converted the full principal balance of the Seventh Tranche Debenture which resulted in an extinguishment of the existing debt (see below).

The First, Second, Third, Fourth, Fifth, Sixth and Seventh Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures, July 1, 2023 for the Second Tranche Debentures, January 1, 2024 for the Third Tranche Debentures, May 1, 2024 for the Fourth Tranche Debentures, August 1, 2024 for the Fifth Tranche Debentures, October 1, 2024 for the Sixth Tranche Debentures and November 1, 2024 for the Seventh Tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months’ interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	June 30, 2024	December 31, 2023
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$25,000	$3,029,676
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	2,940,461
Principal (Third Tranche Debentures)	04/18/2026	5.00% - 8.00%	-	2,750,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	1,698,500	2,750,000
Principal (Fifth Tranche Debentures)	08/20/2026	5.00% - 8.00%	1,100,000	-
Principal (Sixth Tranche Debentures)	10/10/2026	5.00% - 8.00%	300,000	-
Debt issuance costs and discounts (Note 8 & 11)			(2,222,618)	(7,385,494)
Total Debentures (current)			$925,882	$4,084,643

During the six months ended June 30, 2024, the Investors converted $4,534,462 (June 30, 2023 - $1,442,400) of principal and $200,024 (June 30, 2023 - $37,532) of interest into shares of the Company resulting in a $1,392,482 (June 30, 2023 - $433,605) loss on the conversion of convertible debentures. During the six months ended June 30, 2024, the Company incurred $2,203,081 (June 30, 2023 - $3,980,278) in accretion interest and made cash repayments of $802,282 (June 30, 2023 - $1,741,950).

During the six months ended June 30, 2024, the Investors converted $5,467,932 of the First, Second, Third and Seventh Tranche Debentures into 42,513,613 shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt for the remaining First and Second Tranches. As a result, the Company recorded a loss on debt extinguishment in the amount of $2,298,369.

9. CONTRACT BALANCES

As at June 30, 2024, contract balances consisted of $nil advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2023 - $15,336).

10. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,225 (CAD$40,000) (December 31, 2023 - $30,243 (CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,612 (CAD$20,000) (December 31, 2023 - $15,122 (CAD$20,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan was interest free for an initial term that ended on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at June 30, 2024 was $43,837 (CAD $60,000) (December 31, 2023 was $45,365 (CAD $60,000)).

11. DERIVATIVE LIABILITIES

Warrant Liabilities

As at June 30, 2024, the Warrant Liabilities represent aggregate fair value of publicly traded 61,765 Series A warrants (“IPO Warrants”), 2,721 representative’s warrants (“Rep Warrants”), 20,000 warrants issued in a private placement (“Private Placement Warrants”), 82,129 First Tranche Warrants, 53,226 Second Tranche Warrants, 620,230 Third Tranche Warrants, 1,986,112 Fourth Tranche Warrants, 3,341,122 Fifth Tranche Warrants, 2,193,253 Sixth Tranche Warrants and 5,414,500 Seventh Tranche Warrants (“Debenture Warrants”).

The fair value of the IPO Warrants, Rep Warrants and Private Placement Warrants amounted to $31,940 (December 31, 2023 - $11,308). As at June 30, 2024 the Company utilized the Black-Scholes option-pricing model for the IPO Warrants, Rep Warrants and Private Placement Warrants and used the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 91% to 183% (December 31, 2023 – 105% to 117%), risk free rate of return 3.83% to 3.99% (December 31, 2023 – 3.67% to 3.88%), and expected term of 1 to 3 years (December 31, 2023 – expected term of 1.50 to 3 years).

As at June 30, 2024 the First Tranche Warrants had a fair value that amounted to $4,000 (December 31, 2023 - $24,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 110.0% (December 31, 2023 – 100.0%), risk free rate of return 4.90% (December 31, 2023 – 4.23%), and expected term of 1.50 years (December 31, 2023 – expected term of 2 years).

As at June 30, 2024 the Second Tranche Warrants had a fair value that amounted to $3,000 (December 31, 2023 - $15,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 105.0% (December 31, 2023 – 105.0%), risk free rate of return 4.71% (December 31, 2023 – 4.12%), and expected term of 2.05 years (December 31, 2023 – expected term of 2.55 years).

As at June 30, 2024 the Third Tranche Warrants had a fair value that amounted to $32,000 (December 31, 2023 - $192,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 85.0% (December 31, 2023 – 107.5%), risk free rate of return 4.56% (December 31, 2023 – 3.98%), and expected term of 2.80 years (December 31, 2023 – expected term of 3.30 years).

As at June 30, 2024 the Fourth Tranche Warrants had a fair value that amounted to $107,000 (December 31, 2023 - $724,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 85.0% (December 31, 2023 – 107.5%), risk free rate of return 4.54% (December 31, 2023 – 3.97%), and expected term of 2.92 years (December 31, 2023 – expected term of 3.42 years).

As at June 30, 2024 the Fifth Tranche Warrants had a fair value that amounted to $191,000 (February 21, 2024 - $564,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.088 (February 21, 2024 - $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 85.0% (February 21, 2024 – 105.0%), risk free rate of return 4.51% (February 21, 2024 – 4.40%), and expected term of 3.14 years (February 21, 2024 – expected term of 3.50 years).

As at June 30, 2024 the Sixth Tranche Warrants had a fair value that amounted to $117,000 (April 11, 2024 - $242,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.088 (April 11, 2024 – $0.16), dividend yield – nil (April 11, 2024 – nil), expected volatility 85.0% (April 11, 2024 – 95.0%), risk free rate of return 4.49% (April 11, 2024 – 4.73%), and expected term of 3.28 years (April 11, 2024 – expected term of 3.50 years).

As at June 30, 2024 the Seventh Tranche Warrants had a fair value that amounted to $297,000 (May 22, 2024 - $369,000). As at June 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.088 (May 22, 2024 – $0.10), dividend yield – nil (May 22, 2024 – nil), expected volatility 85.0% (May 22, 2024 – 95.0%), risk free rate of return 4.48% (May 22, 2024 – 4.60%), and expected term of 3.39 years (May 22, 2024 – expected term of 3.50 years).

Debenture Convertible Feature

As at June 30, 2024 the fair value of the First Tranche Debentures’ convertible feature amounted to $6,000 (December 31, 2023 – $164,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 110.0% (December 31, 2023 – 100.0%), risk free rate of return 5.33% (December 31, 2023 – 5.03%), discount rate 20.25% (December 31, 2023 – 17.50%), and expected term of 0.50 year (December 31, 2023 – 1 year).

As at June 30, 2024 the fair value of the Second Tranche Debentures’ convertible feature amounted to $5,000 (December 31, 2023 – $429,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.088 (December 31, 2023 – $0.47), dividend yield – nil December 31, 2023 – nil), expected volatility 105.0% (December 31, 2023 – 105.0%), risk free rate of return 5.09% (December 31, 2023 – 4.51%), discount rate 20.00% (December 31, 2023 – 17.50%), and expected term of 1.05 years (December 31, 2023 – 1.55 years).

As at June 30, 2024 the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $430,000 (December 31, 2023 – $640,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.088 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 85.0% (December 31, 2023 – 107.5%), risk free rate of return 4.71% (December 31, 2023 – 4.12%), discount rate 19.75% (December 31, 2023 – 17.25%), and expected term of 1.92 years (December 31, 2023 – 2.42 years).

As at June 30, 2024 the fair value of the Fifth Tranche Debentures’ convertible feature amounted to $327,000 (February 21, 2024 - $359,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.088 (February 21, 2024 – $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 85.0% (February 21, 2024 – 105.0%), risk free rate of return 4.62% (February 21, 2024 – 4.54%), discount rate 19.50% (February 21, 2024 – 16.00%), and expected term of 2.14 years (February 21, 2024 – 2.50 years).

As at June 30, 2024 the fair value of the Sixth Tranche Debentures’ convertible feature amounted to $80,000 (April 11, 2024 - $198,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.088 (April 11, 2024 – $0.16), dividend yield – nil (April 11, 2024 – nil), expected volatility 85.0% (April 11, 2024 – 95.0%), risk free rate of return 4.62% (April 11, 2024 – 4.85%), discount rate 19.50% (April 11, 2024 – 19.00%), and expected term of 2.28 years (April 11, 2024 – 2.50 years).

On June 17, 2024, the Investors converted the full principal balance of the Seventh Tranche Debenture which resulted in an extinguishment of the existing debt and convertible feature. On May 22, 2024 the fair value of the Seventh Tranche Debentures’ convertible feature amounted to $297,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.10, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.75%, discount rate 19.00%, and expected term of 2.50 years.

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the nine months ended June 30, 2024 and 2023 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,297,316)	(2,297,316)
Change in fair value	21,195	(1,346,430)	632,309	(692,926)
Effect of exchange rate changes	(563)	(32,570)	(64,993)	(98,126)
Balance at June 30, 2024	$31,940	751,000	848,000	1,630,940

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	45,120	2,378,000	1,599,000	4,022,120
Conversions	-	-	(194,492)	(194,492)
Change in fair value	(167,527)	(4,579,136)	(1,086,362)	(5,833,025)
Effect of exchange rate changes	8,903	(10,864)	29,854	27,893
Balance at June 30, 2023	$161,611	$705,000	$1,805,000	$2,671,611

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

12. SHARE CAPITAL

On June 17, 2024 the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. As at June 30, 2024, no shares have been repurchased under the Repurchase Program.

On June 30, 2024, the Company owed $86,432 worth of stock-based compensation to Company officers. The balance issuable was classified as an Obligation to issue shares.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	June 30, 2024	June 30, 2023
Warrants	13,825,979	270,762
Options	61,712	26,779
Convertible debentures	33,332,440	905,011
Total anti-dilutive weighted average shares	47,220,131	1,202,552

13. REVENUE

For the six months ended June 30, 2024, the Company sold hydroxyl generating devices. The Company’s revenue from the hydroxyl generating devices sales are as follows:

	June 30, 2024	June 30, 2023

QuadPro devices	$41,315	$-
	$41,315	$-

14. LEASES

The components of lease expenses were as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Operating lease cost	$-	$145,795
Short-term lease cost	58,576	3,479
Total lease expenses	$58,576	$149,274

On March 31, 2024, the Company terminated its short-term office lease.

15. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2024:

Remaining 2024	$996,000
2025	1,800,500
2026	352,000
$3,148,500

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

On March 27, 2024, BV Peeters Advocaten-Avocats (“Peeters”) summoned the Company to appear on May 31, 2024 at the First Chamber of the Dutch-Speaking Division of the Business Court in Brussels. Peeters is seeking payment for €467,249 of unpaid bills for legal services plus penalties and interest. The Company believes that Peeters performed actions that were not in the Company’s best interest. The Company does not intend to pay the outstanding legal bills and intends to vigorously defend its position in court. The parties have agreed to go into mediation.

On July 11, 2024, AgriFORCE’s former General Counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that AgriFORCE wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Former General Counsel alleges to have suffered damages including, among other things, a loss of base salary of $250,000 CAD per annum, damages from not receiving common stock of AgriFORCE equivalent in value to $62,500 CAD, and damages from not receiving entitlement to the Company’s short-term incentive bonus of $90,563 CAD and participation in the Company’s long-term incentive stock option program, and participation in the Company’s Group Benefits plan. The Company filed a response to the claim on August 2, 2024. AgriFORCE’s position is that General Counsel was terminated for ‘just cause’. The likelihood of an unfavorable outcome cannot be determined at this time but the Company will vigorously defend its position in court.

16. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 13, 2024, the date on which these interim financial statements were issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to June 30, 2024, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

From July 1, 2024 through August 13, 2024, the Company issued 7,500,000 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest of $750,000).

From July 1, 2024 through August 13, 2024, the Company issued 509,442 common shares as part of compensation to Company officers.

As of July 16, 2024, 64,486 Company warrants issued as part of its IPO expired.

On July 1, 2024, the Board of Directors of the Company approved the following compensation for its Chairman, David Welch:

David Welch, shall be compensated, effective July 1, 2024, in addition to the Board fees he is currently receiving, $45,000 per annum in cash, and restricted stock units (“RSUs”) valued at $50,000 for each acquisition and/or joint venture transaction which is consummated.

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

Wheat and Flour Market

Modern diet is believed to be a contributor to health risks such as heart disease, cancer, diabetes and obesity, due in part to the consumption of highly processed foods that are low in natural fiber, protein and nutrition; and extremely high in simple starch, sugar and calories. These “empty carbs” produce glycemic swings that may cause overeating by triggering cravings for food high in sugar, salt and starch. As an example, conventional baking flour is low in natural fiber (~ 2-3%), low-to-average in protein (~ 9%), and very high in starch (~ 75%)(1). Apart from dietary fiber, whole flour is only marginally better in terms of these macronutrients (2).

In contrast, foods high in fiber help to satiate hunger, suppress cravings and raise metabolism(3). They also assist in weight loss, lower cholesterol, and may reduce the risk of cancer, heart disease and diabetes(4).

Advantages of the UN(THINK)™ Foods IP

Our Controlled Enzymatic Reaction & Endothermic Saccharification with Managed Natural Germination (“CERES-MNG”) patented process allows for the development and manufacturing of all-natural flours that are significantly higher in fibers, nutrients and proteins and significantly lower in carbohydrates and calories than standard baking flour.

CERES-MNG baking flour produced from soft white wheat has 40 times more fiber, three (3) times more protein and 75% less net carbohydrates than regular all- purpose flour(5).

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

(1) Based on protein, fiber, and starch content results from a nationally certified independent laboratory, as compared to standard all-purpose flour.

(2) https://www.soupersage.com/compare-nutrition/flour-vs-whole-wheat-flour

(3) https://my.clevelandclinic.org/health/articles/14400-improving-your-health-with-fiber

(4) https://www.health.harvard.edu/blog/fiber-full-eating-for-better-health-and-lower-cholesterol-2019062416819

(5) Based on protein, fiber, and starch content results from a nationally certified independent laboratory, as compared to standard all-purpose flour.

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

We have a worldwide license to commercialize the proprietary hydroxyl generating devices of Radical Clean Solutions, Inc. (“RCS”) for the CEA and food manufacturing industries. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (VOCs) and allergy triggers(6).

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

(6) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

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

On February 10, 2024, Richard Wong resumed his original role as Chief Financial Officer in order to focus on finance and accounting matters for the Company. Effective as of the same day, Jolie Kahn was appointed Executive Turnaround Consultant to support the Company’s operational growth and expansion efforts. On June 4, 2024, the Board Directors appointed Jolie Kahn as Chief Executive Officer. Jolie Kahn shall report to David Welch, Chairman of the Board of Directors of the Company, who shall act as Executive Chairman until such time as a permanent Chief Executive Officer is appointed.

On February 19, 2024, Margaret Honey resigned as a Director of (the “Company”) to pursue other interests. The resignation is not the result of any disagreement with the Company.

On June 4, 2024, the Board of Directors of the Company appointed Jolie Kahn as Chief Executive Officer. Previously, on February 10, 2024, Jolie Kahn was appointed Executive Turnaround Consultant to support the Company’s operational growth and expansion efforts. Jolie Kahn will continue to support these efforts and to report to David Welch, Chairman of the Board of Directors of the Company, who shall act as executive chairman.

Share Repurchase Program

On June 17, 2024, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. The Board will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended June 30, 2024 and 2023 included in this report.

Revenues

The Company sells its products directly to customers and indirectly to customers through sales brokers.

During the three and six months ended June 30, 2024, the Company sold and delivered 8 hydroxyl generating devices for gross sales of $41,315. There were no such sales in the three and six months ended June 30, 2023.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation.

Operating expenses decreased during the three months ended June 30, 2024 as compared to June 30, 2023 by $1,737,754 or 60% primarily due to the following:

●	Consulting and professional fees decreased by $592,624 and $301,647, respectively due to a significant decrease in M&A spending during the three months ended June 30, 2024 as a result of the Company focusing on organic growth of currently active ventures.
●	Wages and salaries decreased by $468,310 due to a reduction in staff head count (number of employees reduced from 15 during the three months ended June 30, 2023 to 7 during the three months ended June 30, 2024).
●	Share based compensation decreased $166,375 due to a significant number of option forfeitures from lower staff head count.
●	Investor and public relations expenses decreased by $104,581 due to more investor and public relations advisory services utilized in 2023 for Company campaigns and communication to investors.
●	Lease expense decreased $58,788 due to the termination of the Company’s long term office lease in 2023.
●	Travel and entertainment decreased by $25,006 due to a reduction in travel for foreign business development.
●	All other items aggregate to $20,423

Operating expenses decreased during the six months ended June 30, 2024 as compared to June 30, 2023 by $3,251,158 or 57% primarily due to the following:

●	Wages and salaries decreased by $995,240 due to a reduction in staff head count (number of employees reduced from 15 during the six months ended June 30, 2023 to 7 during the six months ended June 30, 2024).
●	Consulting and professional fees decreased by $698,824 and $418,621, respectively due to a significant decrease in M&A spending during the six months ended June 30, 2024 as a result of the Company focusing on organic growth of currently active ventures.
●	Share based compensation decreased $422,526 due to a significant number of option forfeitures from lower staff head count.
●	Investor and public relations expenses decreased by $347,219 due to more investor and public relations advisory services utilized in 2023 for Company campaigns and communication to investors.
●	Travel and entertainment decreased by $92,967 due to a reduction in travel for foreign business development.
●	Lease expense decreased $90,698 due to the termination of the Company’s long term office lease in 2023.
●	Sales and marketing decreased by $86,500 due to significant reductions in public relations agency work and social media contracted fees from cost cutting initiatives.
●	Office and administrative decreased by $49,271 due to overall cost cutting initiatives for the six months ended June 30, 2024.
●	Research and development decreased by $45,264 due to limited research services procured during 2024 as compared to expenditures for UN(THINK) product development during the six months ended June 30, 2024
●	All other items aggregate to $4,028

Other Expenses / (Income)

Other expense for the three months ended June 30, 2024 increased due to the following:

●	Change in fair value of derivative liabilities decreased by $1,742,298 due to the Company’s stock price stabilizing during the period between March 31, 2024 and June 30, 2024, resulting in the smaller revaluation adjustment as at June 30, 2024.
●	Increase in loss on debt extinguishment increased by $1,887,936 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the three months ended June 30, 2024.
●	Loss on conversion of convertible debt increased by $1,105,848 due to a significant amount of unscheduled conversions that were issued at a higher premium above the exercise price compared to shares issued during the three months ended June 30, 2023.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $1,268,932 due to a significant amount of debentures being converted to shares during 2024, resulting in less interest accreted during the three months ended June 30, 2024.
●	All other items aggregate to $16,685.

Other expense for the six months ended June 30, 2024 increased due to the following:

●	Change in fair value of derivative liabilities decreased by $5,140,099 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between December 31, 2023 and June 30, 2024, resulting in the smaller revaluation adjustment as at June 30, 2024.
●	Increase in loss on debt extinguishment by $2,298,369 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the six months ended June 30, 2024.
●	Increase in loss on conversion of convertible debt by $958,877 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the six months ended June 30, 2023.
●	All other items aggregate to $11,331.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $1,777,197 due to a significant amount of debentures being converted to shares during 2024, resulting in less interest accreted during the six months ended June 30, 2024.
●	Foreign exchange gain increased by $59,963 due to increasing USD to CAD rate throughout the six months ended June 30, 2024.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $7,559,799 for the six months ended June 30, 2024, and a net loss of $4,247,025 for the six months ended June 30, 2023. We have recorded an accumulated deficit of $52,067,103 as of June 30, 2024 and $44,507,304 as of December 31, 2023. Net cash used in operating activities for the six months ended June 30, 2024 and June 30, 2023 was $2,228,537 and $4,339,996 respectively.

The Company held $2,937,496 in cash at June 30, 2024 as compared to $3,878,578 at December 31, 2023.

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

Cash Flows

The net cash used by operating activities for the six months ended June 30, 2024 was $2,228,537 compared to $4,339,996 for the six months ended June 30, 2023. The decrease of $2,111,459 was primarily due to the following:

●	Decrease in net loss of $3,312,774 due to operating expenses noted above.
●	Decrease in cash flow adjustments of $438,132 for share based compensation due to forfeiture of stock options by departed employees.
●	Decrease of $1,658,782 in amortization of debt issuance costs for less interest recorded on debentures as the carrying value of the debentures were lower as at June 30, 2024 compared to June 30, 2023.
●	Increase in prepaid expenses and other current assets used in operating activities of $413,055 due to utilization of consulting retainers and prepaid insurance during June 30, 2024 with minimal additional retainers and prepaid expenses added.
●	Decrease in accounts payable and accrued liabilities of $672,680 due to the Company paying down its higher aged trade payables balance during the six months ended June 30, 2024.

This was partially offset by the following:

●	Non-cash change in fair value of derivative liabilities decreased by $5,140,099 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between December 31, 2023 and June 30, 2024, resulting in the smaller revaluation adjustment as at June 30, 2024.
●	Increase in loss on debt extinguishment cash adjustment by $2,298,369 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the six months ended June 30, 2023.
●	Increase in loss on conversion of convertible debt cash adjustment by $958,877 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the six months ended June 30, 2023.
●	All other items aggregate to $209,537.

Net cash provided by financing activities for the six months ended June 30, 2024, represents net proceeds from debentures of $2,250,000. This was partially offset by repayments on convertible debentures of $802,282 and financing costs of debentures of $84,463. Net cash provided by financing activities for the six months ended June 30, 2023, represents net proceeds from debentures of $4,615,385 as well as common shares issued for cash of $565,741. This was partially offset by repayments on convertible debentures of $1,741,950, financing costs of debentures of $325,962 and share issuance costs of $16,142.

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

On February 21, 2024, a Debenture Investor purchased an additional tranche totaling $1,100,000 in convertible debentures and received 3,341,122 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $0.214 and expire on August 21, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $0.214.

On April 11, 2024, a Debenture Investor purchased an additional tranche totaling $550,000 in convertible debentures and received 2,193,253 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $0.163 and $0.18, respectively and expire on October 11, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Warrants to $0.163.

On May 22, 2024, a Debenture Investor purchased an additional tranche totaling $833,000 in convertible debentures and received 5,414,500 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $0.10 and $0.11, respectively and expire on November 22, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth, Fifth and Six Tranche Debentures and the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $0.10.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended June 30, 2024 and 2023, included with this quarterly report.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 15 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the three months ended June 30, 2024:

77,999,099 common shares were issued upon conversion of convertible debt.

345,013 common shares were issued as part of compensation to Company officers.

142,310 common shares were issued to consultants.

6,425 common shares were issued upon conversion of vested prefunded warrants.

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

On May 22, 2024, an Investor purchased an additional tranche of $833,000. The convertible debt and warrants were issued with an exercise price of $0.10 and $0.11, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $0.10.

The Company had the following sales of unregistered securities from July 1, 2024 to August 13, 2024:

7,500,000 common shares were issued upon conversion of convertible debt.

509,442 common shares were issued as part of compensation to Company officers.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: August 13, 2024	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

