Form 10-Q
period 2024-09-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2024-11-19
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACMT OF 1934 For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2024, the registrant has 155,029,573 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	September 30, 2024	December 31, 2023
		(Unaudited)
ASSETS

Current
Cash		$1,373,294	$3,878,578
Accounts receivable		163	-
Other receivable		23,646	30,859
Prepaid expenses and other current assets	4	499,682	272,872
Inventories	5	47,174	38,857
Total current assets		1,943,959	4,221,166

Non-current
Property and equipment, net		2,612	11,801
Intangible assets, net	6	8,370,423	12,733,885
Goodwill		314,387	-
Lease deposit		48,206	63,708
Construction in progress		112,281	113,566
Investment	7	-	223,801
Total assets		$10,791,868	$17,367,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	8	$2,024,621	$1,942,011
Debentures	9	1,093,907	4,084,643
Contingent consideration payable - current		41,659	-
Contract liabilities	10	-	15,336
Total current liabilities		3,160,187	6,041,990

Non-current
Other liabilities		25,165	25,684
Derivative liabilities	12	854,022	2,690,308
Contingent consideration payable – non-current		38,559	-
Long term loan	11	44,448	45,365
Total liabilities		4,122,381	8,803,347
Commitments and contingencies	16

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 99,343,334 and 5,841,045 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively*	13	62,130,241	49,828,942
Additional paid-in-capital		2,964,795	3,472,444
Obligation to issue shares	13	44,214	97,094
Accumulated deficit		(57,914,468)	(44,507,304)
Accumulated other comprehensive loss		(555,295)	(326,596)
Total shareholders’ equity		6,669,487	8,564,580

Total liabilities and shareholders’ equity		$10,791,868	$17,367,927

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	-	-	41,315	-

Cost of Sales	-	-	34,192	-

Gross profit	-	-	7,123	-

Operating expenses
Wages and salaries	$486,521	$603,242	$1,205,741	$2,319,026
Consulting	177,215	147,190	363,411	1,032,210
Professional fees	112,361	277,694	442,090	1,026,044
Office and administrative	285,186	191,829	864,983	821,358
Investor and public relations	61,814	61,319	104,460	451,184
Depreciation and amortization	169,248	172,096	499,187	512,695
Share based compensation	63,552	80,537	127,674	565,861
Sales and marketing	20,281	11,242	96,107	173,568
Lease expense	782	73,261	59,358	222,535
Travel and entertainment	23,757	3,813	31,915	104,938
Shareholder and regulatory	13,431	35,857	98,880	114,674
Research and development	54,036	(27,046)	58,130	22,312
Intangible asset impairment (Note 6)	4,137,271	-	4,137,271	-
	5,605,455	1,631,034	8,089,207	7,366,405

Operating loss	(5,605,455)	(1,631,034)	(8,082,084)	(7,366,405)

Other expenses
Accretion of interest on debentures (Note 9)	469,684	2,064,936	2,672,765	6,045,214
Loss on conversion of convertible debt (Note 9)	235,376	108,125	1,627,858	541,730
Loss on debt extinguishment (Note 9)	(75,119)	-	2,223,250	-
(Gain) loss on extinguishment of warrant liability	(14,769)	-	(14,769)	-
Change in fair value of derivative liabilities (Note 12)	(505,628)	(326,042)	(1,198,554)	(6,159,067)
Loss on long-term investment	97,488	-	97,488	-
Foreign exchange gain	63,834	25,472	(22,918)	(1,317)
Other loss	-	-	4,252	-
Write-off of inventory	-	-	38,470	-
Write-off of deposit (Note 4)	-	-	-	12,000
Other income	(28,956)	(10,472)	(102,762)	(64,887)

Net loss	$(5,847,365)	$(3,493,053)	$(13,407,164)	$(7,740,078)

Other comprehensive income (loss)
Foreign currency translation	179,950	(226,286)	(228,699)	84,719

Comprehensive loss attributable to common shareholders	$(5,667,415)	$(3,719,339)	$(13,635,863)	$(7,655,359)

Basic and diluted net loss attributed to common share	$(0.06)	$(4,03)	$(0.27)	$(12.58)

Weighted average number of common shares outstanding – basic and diluted*	92,015,605	867,110	50,333,281	615,152

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in US dollars, except share numbers)

	For the three months ended September 30
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity

Balance, July 1, 2024	84,333,892	$61,085,023	$2,953,883	$86,432	$(52,067,103)	$(735,245)	$11,322,990
Shares issued for conversion of convertible debt	9,500,000	708,000	-	-	-	-	708,000
Shares issued for compensation	509,442	42,218	-	(42,218)	-	-	-
Shares issued for business combination	5,000,000	295,000	-	-	-	-	295,000
Share based compensation	-	-	10,912	-	-	-	10,912
Net loss	-	-	-	-	(5,847,365)	-	(5,847,365)
Foreign currency translation	-	-	-	-	-	179,950	179,950
Balance, September 30, 2024	99,343,334	$62,130,241	$2,964,795	$44,214	$(57,914,468)	$(555,295)	$6,669,487

	For the nine months ended September 30
Balance, January 1, 2024	5,841,045	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	87,499,099	11,332,607	-	-	-	-	11,332,607
Shares issued for compensation	854,455	115,639	-	(52,880)	-	-	62,759
Shares issued for consulting services	142,310	27,624	-	-	-	-	27,624
Shares issued for business combination	5,000,000	295,000	-	-	-	-	295,000
Shares issued on conversion of vested prefunded warrants	6,425	530,429	(530,429)	-	-	-	-
Share based compensation	-	-	22,780	-	-	-	22,780
Net loss	-	-	-	-	(13,407,164)	-	(13,407,164)
Foreign currency translation	-	-	-	-	-	(228,699)	(228,699)
Balance, September 30, 2024	99,343,334	$62,130,241	$2,964,795	$44,214	$(57,914,468)	$(555,295)	$6,669,487

	For the three months ended September 30
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income	shareholders’ equity

Balance, July 1, 2023	454,335	$33,086,067	$11,478,156	$97,837	$(37,021,119)	$(331,705)	$7,309,236
Shares issued for conversion of convertible debt	422,104	3,013,171	-	-	-	-	3,013,171
Shares issued for compensation	31,890	205,678	-	(53,623)	-	-	152,055
Shares issued for cash, net of issuance costs	103,177	640,096	-	-	-	-	640,096
Shares issued for consulting services	350	27,150	-	-	-	-	27,150
Shares issued on conversion of vested prefunded warrants	59,660	4,919,568	(4,919,568)	-	-	-	-
Share based compensation	-	-	(72,056)	-	-	-	(72,056)
Net loss	-	-	-	-	(3,493,053)	-	(3,493,053)
Foreign currency translation	-	-	-	-	-	(226,286)	(226,286)
Balance, September 30, 2023	1,071,516	$41,891,730	$6,486,532	$44,214	$(40,514,172)	$(557,991)	$7,350,313

	For the nine months ended September 30
Balance, January 1, 2023	315,916	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt	472,431	4,756,872	-	-	-	-	4,756,872
Shares issued for compensation	35,007	311,190	-	44,214	-	-	355,404
Shares issued for cash, net of issuance costs	124,652	939,695	-	-	-	-	939,695
Shares issued in private placement	20,000	204,880	-	-	-	-	204,880
Shares issued for consulting services	900	80,885	-	-	-	-	80,885
Shares issued on conversion of vested prefunded warrants	102,610	8,455,446	(8,455,446)	-	-	-	-
Cancelled prefunded warrants	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	-	-	211,243	-	-	-	211,243
Net loss	-	-	-	-	(7,740,078)	-	(7,740,078)
Foreign currency translation	-	-	-	-	-	84,719	84,719
Balance, September 30, 2023	1,071,516	$41,891,730	$6,486,532	$44,214	$(40,514,172)	$(557,991)	$7,350,313

*	reflects the 1:50 reverse stock split effected on October 11, 2023.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

		For the nine months ended September 30,
	Note	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(13,407,164)	$(7,740,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		499,187	512,695
Impairment of intangible asset		4,137,271	-
Share based compensation		22,780	211,243
Shares issued for consulting services		27,624	80,885
Shares issued for compensation		62,759	355,404
Amortization of debt issuance costs		2,619,362	5,873,396
Change in fair value of derivative liabilities	12	(1,198,554)	(6,159,067)
Loss on debt conversion	9	1,627,858	541,730
Loss on debt extinguishment	9	2,223,250	-
Loss on disposal of fixed assets		4,252	-
Loss on long-term investment		97,488	-
Write-off of deposit		-	12,000
Changes in operating assets and liabilities:
Accounts receivable		(164)	-
Other receivables		7,213	(25,794)
Prepaid expenses and other current assets		(226,810)	344,309
Inventories		(8,317)	(38,167)
Advance		-	(225,000)
Accounts payable and accrued liabilities		82,610	783,725
Lease deposit asset		15,502	-
Contract liabilities		(15,336)	23,333
Right-of-use asset		-	134,688
Lease liabilities		-	(122,894)
Net cash used in operating activities		(3,429,189)	(5,437,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of note payable		(202,093)	-
Cash consideration paid for business combination		(153,986)	-
Net cash used in investing activities		(356,079)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash	13	-	1,342,915
Share issuance costs paid	13	-	(153,220)
Proceeds from debentures – net of discount	9	2,250,000	4,615,385
Repayment of convertible debentures	9	(802,282)	(1,741,950)
Financing costs of debentures	9	(84,463)	(325,962)
Net cash provided by financing activities		1,363,255	3,737,168

Effect of exchange rate changes on cash and cash equivalent		(83,271)	17,669
Change in cash		(2,505,284)	(1,682,755)
Cash, beginning of period		3,878,578	2,269,320
Cash, end of period		$1,373,294	$586,565

Supplemental cash flow information:
Cash paid during the period for interest		$53,403	$171,818

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		$564,000	-
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		$359,000	-
Initial fair value of debenture warrants (“Sixth Tranche Warrants”)		$242,000	-
Initial fair value of conversion feature of debentures (“Six Tranche Debentures”)		$198,000	-
Initial fair value of debenture warrants (“Seventh Tranche Warrants”)		$369,000	-
Initial fair value of conversion feature of debentures (“Seventh Tranche Debentures”)		$297,000	$-
Shares issued for conversion of convertible debt		$11,322,607	$4,756,872
Reclassified accrued construction in progress fees		$-	$39,875
Forgiveness of note payable in business combination		$202,093	$-
Initial fair value of contingent consideration for business combination		$79,000	$-
Cancellation of investment balance due to business combination		$118,850	$-
Conversion of prefunded warrants to equity		$530,429	$-
Shares issued for business combination		$295,000	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2024 and 2023 (unaudited)

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

The Company is an innovative sustainable technology focused company that strives to innovate and deliver sustainable technology solutions across a wide array of verticals utilization of our proprietary intellectual property to businesses and enterprises through our AgriFORCE™ Solutions division (“Solutions”) and deliver innovative flour products through our AgriFORCE™ Brands division (“Brands”). In the third quarter of 2024, the Company bought the assets of the Radical Clean Solutions (“RCS”) business for which it had bought an exclusive license to the agricultural industry in 2023. During 2023, the Company commenced efforts to launch its UN(THINK) Awakened Flour™, which is a nutritious flour that we believe provides health advantages over traditional flour.

While Solutions’ legacy focus was to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). it has changed its focus to broaden the use of its proprietary intellectual property across multiple industries. For instance, the Company through its RCS purchase is not able to utilize that technology to deliver solutions across multiple industries, including not only agriculture, but other industries including hospitality, commercial applications, education institutions, residential real estate and transportation.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We strive to market and commercialize both branded consumer product offerings and ingredient supply.

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

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2024 and December 31, 2023, and the results of its operations and cash flows during the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the nine months ended September 30, 2024, the Company had a net loss of $13.4 million, $3.4 million of net cash used in operating activities, and the Company had a working capital deficiency of $1.2 million.

On June 24, 2024, the Company received a Staff Listing Determination Letter from Nasdaq pursuant to which the Staff has determined that as of June 21, 2024, the Company’s common shares had a per share closing bid price of $0.10 or less for ten consecutive trading days (the Company’s bid price has closed at or below $0.10 per share from June 6, 2024, through June 21, 2024). Nasdaq has granted the Company an exception to comply with the bid price rule as follows:

1.	On or before November 27, 2024, the Company shall obtain shareholders approval for a reverse stock split at a ratio that satisfies the minimum requirement in the Bid Price Rule;
2.	On or before December 4, 2024, the Company shall effect a reverse stock split and, thereafter, maintain a $1 closing bid price for a minimum of ten consecutive business days;
3.	On or before December 17, 2024, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading sessions.

To meet these requirements, the Company is holding its previously postponed Annual Meeting of Shareholders on November 25, 2024, and assuming shareholder approval, will effect a reverse split immediately thereafter.

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the development stage of its business plan. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For the next twelve months from issuance of these interim financial statements, the Company plans to seek to obtain additional capital through the sale of debt or equity financings or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to our currently outstanding common shares. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these interim financial statements.

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

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” ASU 2023-07 provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. We are currently assessing the impact this guidance will have on our financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. We are currently assessing the impact this guidance will have on our financial statements.

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

Inventories

Inventories consist of work-in-progress hydroxyl devices and finished goods of milled flour and related packaging material recorded at the lower of cost or net realizable value with the cost measured using the average cost method. Inventories includes all costs that relate to bringing the inventory to its present condition and location under normal operating conditions.

Revenue Recognition

Product revenue was limited to sales from hydroxyl generators and, we believe, will expand to include sales of our UN(THINK) Foods products in 2025. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

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

ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Definite Lived Intangible Assets

Definite lived intangible assets consist of a granted patent and intangible assets acquired from an acquisition. Amortization is computed using the straight-line method over the estimated useful life of the asset (Note 6).

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

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024 and May 22, 2024 as well as the private placement on June 20, 2023, the Company issued warrants having strike prices denominated in USD. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

3. BUSINESS COMBINATION

On August 16, 2024, the Company completed the acquisition of assets of Radical Clean Solutions, Inc. (“RCS”), effectively increasing its interest from 14% to 100%, and providing the Company control over RCS. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (“VOCs”) and allergy triggers. As the Company’s investment in RCS does not have a readily determinable fair value, the Company previously elected to account for its 14% interest in RCS at cost, less impairment. The Company recognized a loss on the investment of $97,488 during the three- and nine-month periods ended September 30, 2024.

The acquired business did not contribute revenues or earnings to the Company for the period from August 16, 2024 to September 30, 2024. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2023.

	Pro forma nine months ended September 30, 2024	Pro forma year ended December 31, 2023
Revenue	41,315	262,991
Net loss	13,407,164	11,740,635

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net loss position.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of RCS to reflect the additional amortization that would have been charged assuming the fair value adjustments to the intangible assets had been applied from August 1, 2024, with the consequential tax effects.

The following table summarizes the consideration transferred to acquire RCS and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Note payable forgiven	202,093
Convertible debentures repaid on behalf of RCS	153,986
Common shares	295,000
Contingent consideration	79,000
Previously invested equity	118,850
Purchase price	$848,929

August 16, 2024
Purchase price	848,929

Assets acquired
In-process research and development	300,000
Trademark	10,000
Brand logo	10,000
Web domain	10,000
Customer list	138,000
Device firmware and software	50,000
Blueprints	20,000
Fair value of identified net assets acquired	538,000
Goodwill acquired on acquisition	$310,929

The acquisition of RCS includes a contingent consideration arrangement that requires additional consideration to be paid by AgriFORCE to a previous owner of RCS who now serves as a Consultant to AgriFORCE (the “Consultant”). The Consultant is entitled to receive commissions on sales and production of RCS Units, which are payable in cash upon receipt of revenue or completed inventory by the Company. The consultant is also entitled to other manufacturing, sales and product development milestones, which are outlined below.

(a) Completion of wall mount design

(b) Completion of patent prosecution for any of the patent applications heretofore provided to Company or any new U.S. patent applications

(c) Execute distribution agreements for other countries or verticals

(d) Production of 250 RCS units

(e) Production of 500 RCS units

(f) Production of 1,000 RCS units

The Consultant is entitled to be awarded 25,000 restricted common shares of the Company for meeting each milestone.

The Consultant is also entitled to restricted stock units (“RSUs”) provided certain conditions are met.

As of September 30, 2024, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition of RCS.

The goodwill is attributable to the acquisition of the RCS technologies, synergies, access to their key vendors, and other non-quantifiable assets which are expected to create growth and diversification opportunities for the Company.

Prior to the acquisition, the Company had a preexisting relationship with RCS. The Company was a 14% investor of RCS and held a receivable of $200,000 for a secured loan note issued to RCS. As part of the acquisition terms, the receivable amount of $200,000 funded the purchase price consideration and was deemed settled.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2024	December 31, 2023
Legal retainer	31,986	8,039
Prepaid expenses	280,291	223,624
Inventory advances	112,463	30,654
Others	74,942	10,555
	$499,682	$272,872

During the nine months ended September 30, 2023, the Company wrote off a non-refundable deposit amounting to $12,000 which was related to a land purchase agreement.

5. INVENTORIES

As at September 30, 2024, the Company had $47,174 in work-in-progress inventory (December 31, 2023 – $38,857 in finished goods).

6. INTANGIBLE ASSETS

Intangible assets include $7,832,200 (December 31, 2023 - $12,733,885) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 147,600 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% blocker and SEC Rule 144 restrictions, the prefunded warrants vested in tranches up until March 10, 2024, at which time all tranches were fully vested. When vested the tranches of prefunded warrants became convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patent and Trademark Office and the title was transferred to the Company. During the year ended December 31, 2023, the Company issued 141,175 shares in relation to this transaction. As at September 30, 2024 all prefunded warrants had been converted (December 31, 2023 - 6,425 unconverted prefunded warrants).

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition. The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $488,752 in amortization expense related to the Manna IP for the nine months ended September 30, 2024 (September 30, 2023 - $492,220).

As at September 30, 2024, the Company determined that there was an indicator of impairment for the intangible assets due to the significant decline in the Company’s stock price as at September 30, 2024. As a result, the Company performed an interim intangible impairment test and determined that the fair value of the intangible asset was $7,832,200 based on an income approach using the Company’s estimated discounted cashflows. For valuing the Manna IP, the Company used the following assumption: discount rate 28%. The Company recorded an asset impairment loss of $4,137,271 in operating expenses.

The Company acquired intangible assets from RCS as part of the business combination (Note 3). The following intangible assets were acquired from RCS:

	Weighted Average Useful Life (Years)
In-process research and development	Term of the patent	300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2024	$159,312
2025	656,174
2026	656,174
2027	656,174
2028	656,174
2029	639,643
Thereafter	4,946,772
Total	$8,370,423

7. INVESTMENT

On June 18, 2023, the Company signed a memorandum of understanding with Radical Clean Solutions Ltd. (“RCS”) to purchase common shares issued by RCS. The Company paid RCS $225,000 for 14% of the issued and outstanding common shares of the Company. Under the terms of the MOU, the use of proceeds is exclusively for the advance purchase of hydroxyls generating devices for commercial sales into controlled environment agriculture, food manufacturing, warehousing and transportation verticals. The Company was to receive one of five board of director seats of RCS and had a right of first refusal to maintain an ownership percentage in RCS of not less than 10% of the total issued and outstanding common shares. On October 1, 2023 the Company and RCS signed a definitive agreement to convert the advance into a 14% ownership investment in RCS.

On August 16, 2024, the Company acquired the assets of RCS as part of a business combination. The investment in RCS was accounted for as part of the step-acquisition accounting (Note 3). As at September 30, 2024, the carrying value of the investment in RCS was $nil (December 31, 2023 - $223,801).

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2024	December 31, 2023
Accounts payable	$612,070	$578,128
Accrued expenses	962,496	868,451
Others	450,055	495,432
	$2,024,621	$1,942,011

9. DEBENTURES

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

During the nine months ended September 30, 2024, the Investors converted the full principal balance of the Third, Sixth and Seventh Tranche Debenture which resulted in extinguishments of the existing debts (see below).

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

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	September 30, 2024	December 31, 2023
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$25,000	$3,029,676
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	2,940,461
Principal (Third Tranche Debentures)	04/18/2026	5.00% - 8.00%	-	2,750,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	1,698,500	2,750,000
Principal (Fifth Tranche Debentures)	08/20/2026	5.00% - 8.00%	450,000	-

Debt issuance costs and discounts (Note 9 & 12)			(1,104,593)	(7,385,494)
Total Debentures (current)			$1,093,907	$4,084,643

During the nine months ended September 30, 2024, the Investors converted $10,952,357 of principal (September 30, 2023 – $3,734,631) and $196,802 of interest (September 30, 2023 - $305,175) into shares of the Company resulting in a $1,627,858 (September 30, 2023 - $541,730) loss on the conversion of convertible debentures. During the nine months ended September 30, 2024, the Company incurred $2,672,765 (September 30, 2023 - $6,045,214) in accretion interest and made 802,282 of cash repayments (September 30, 2023 - $1,741,950).

During the nine months ended September 30, 2024, the Investors converted $5,867,932 of the First, Second, Third, Fifth, Sixth and Seventh Tranche Debentures into 46,513,613 shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt for the remaining First and Second Tranches. As a result, the Company recorded a loss on debt extinguishment in the amount of $2,223,250. During the nine months ended September 30, 2023 there were no debt extinguishments incurred.

10. CONTRACT BALANCES

As at September 30, 2024, contract balances consisted of $nil advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2023 - $15,336).

11. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $29,632 (CAD$40,000) (December 31, 2023 - $30,243 (CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $14,816 (CAD$20,000) (December 31, 2023 - $15,122 (CAD$20,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan was interest free for an initial term that ended on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at September 30, 2024 was $44,448 (CAD $60,000) (December 31, 2023 was $45,365 (CAD $60,000)).

12. DERIVATIVE LIABILITIES

Warrant Liabilities

As at September 30, 2024, the Warrant Liabilities represent aggregate fair value of 20,000 warrants issued in a private placement (“Private Placement Warrants”), 82,129 First Tranche Warrants, 53,226 Second Tranche Warrants, 620,230 Third Tranche Warrants, 1,986,112 Fourth Tranche Warrants, 3,341,122 Fifth Tranche Warrants, 2,193,253 Sixth Tranche Warrants and 5,414,500 Seventh Tranche Warrants (“Debenture Warrants”).

As of July 16, 2024, 64,486 Company warrants issued as part of its IPO expired which consisted of publicly traded 61,765 Series A warrants (“IPO Warrants”) and 2,721 representative’s warrants (“Rep Warrants”). The expiry resulted in a gain on extinguishment of warrant liability of $14,769.

The fair value of the Private Placement Warrants amounted to $23 (December 31, 2023 - $11,308 including IPO and Rep Warrants). As at September 30, 2024 the Company utilized the Black-Scholes option-pricing model for the IPO Warrants, Rep Warrants and Private Placement Warrants and used the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100% (December 31, 2023 – 105% to 117%), risk free rate of return 3.82 (December 31, 2023 – 3.67% to 3.88%), and expected term of 1 year (December 31, 2023 – expected term of 1.50 to 3 years).

As at September 30, 2024 the First Tranche Warrants had a fair value that amounted to $2,000 (December 31, 2023 - $24,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 105% (December 31, 2023 – 100.0%), risk free rate of return 3.90% (December 31, 2023 – 4.23%), and expected term of 1.25 years (December 31, 2023 – expected term of 2 years).

As at September 30, 2024 the Second Tranche Warrants had a fair value that amounted to $2,000 (December 31, 2023 - $15,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 105.0% (December 31, 2023 – 105.0%), risk free rate of return 3.72% (December 31, 2023 – 4.12%), and expected term of 1.80 years (December 31, 2023 – expected term of 2.55 years).

As at September 30, 2024 the Third Tranche Warrants had a fair value that amounted to $19,000 (December 31, 2023 - $192,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 107.5%), risk free rate of return 3.62% (December 31, 2023 – 3.98%), and expected term of 2.55 years (December 31, 2023 – expected term of 3.30 years).

As at September 30, 2024 the Fourth Tranche Warrants had a fair value that amounted to $60,000 (December 31, 2023 - $724,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 107.5%), risk free rate of return 3.61% (December 31, 2023 – 3.97%), and expected term of 2.67 years (December 31, 2023 – expected term of 3.42 years).

As at September 30, 2024 the Fifth Tranche Warrants had a fair value that amounted to $111,000 (February 21, 2024 - $564,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.05 (February 21, 2024 - $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 3.59% (February 21, 2024 – 4.40%), and expected term of 2.89 years (February 21, 2024 – expected term of 3.50 years).

As at September 30, 2024 the Sixth Tranche Warrants had a fair value that amounted to $73,000 (April 11, 2024 - $242,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.05 (April 11, 2024 – $0.16), dividend yield – nil (April 11, 2024 – nil), expected volatility 95.0% (April 11, 2024 – 95.0%), risk free rate of return 3.58% (April 11, 2024 – 4.73%), and expected term of 3.03 years (April 11, 2024 – expected term of 3.50 years).

As at September 30, 2024 the Seventh Tranche Warrants had a fair value that amounted to $170,000 (May 22, 2024 - $369,000). As at September 30, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $0.05 (May 22, 2024 – $0.10), dividend yield – nil (May 22, 2024 – nil), expected volatility 95.0% (May 22, 2024 – 95.0%), risk free rate of return 3.58% (May 22, 2024 – 4.60%), and expected term of 3.14 years (May 22, 2024 – expected term of 3.50 years).

Debenture Convertible Feature

As at September 30, 2024 the fair value of the First Tranche Debentures’ convertible feature amounted to $3,000 (December 31, 2023 – $164,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 100.0%), risk free rate of return 3.82% (December 31, 2023 – 5.03%), discount rate 12.25% (December 31, 2023 – 17.50%), and expected term of 0.15 year (December 31, 2023 – 1 year).

As at September 30, 2024 the fair value of the Second Tranche Debentures’ convertible feature amounted to $2,500 (December 31, 2023 – $429,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.05 (December 31, 2023 – $0.47), dividend yield – nil December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 105.0%), risk free rate of return 3.82 (December 31, 2023 – 4.51%), discount rate 12.25% (December 31, 2023 – 17.50%), and expected term of 0.15 years (December 31, 2023 – 1.55 years).

As at September 30, 2024 the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $317,000 (December 31, 2023 – $640,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.05 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 107.5%), risk free rate of return 3.82% (December 31, 2023 – 4.12%), discount rate 12.25 (December 31, 2023 – 17.25%), and expected term of 1.67 years (December 31, 2023 – 2.42 years).

As at September 30, 2024 the fair value of the Fifth Tranche Debentures’ convertible feature amounted to $92,000 (February 21, 2024 - $359,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.05 (February 21, 2024 – $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 3.66% (February 21, 2024 – 4.54%), discount rate 12.25% (February 21, 2024 – 16.00%), and expected term of 1.89 years (February 21, 2024 – 2.50 years).

During the nine months ended September 30, 2024, the Investors converted the full principal balance of the Third, Sixth and Seventh Tranche Debenture which resulted in an extinguishment of the existing debt and convertible feature. On March 31, 2024, the fair value of the Third Tranche Debentures’ convertible feature amounted to $618,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.18, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.59%, discount rate 18.00%, and expected term of 2.05 years. On April 11, 2024, the fair value of the Sixth Tranche Debentures’ convertible feature amounted to $198,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.16, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.85%, discount rate 19.00%, and expected term of 2.50 years. On May 22, 2024, the fair value of the Seventh Tranche Debentures’ convertible feature amounted to $297,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.10, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.75%, discount rate 19.00%, and expected term of 2.50 years.

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the nine months ended September 30, 2024 and 2023 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,572,123)	(2,572,123)
Expiries	(14,769)	-	-	(14,769)
Change in fair value	4,102	(1,669,763)	467,106	(1,198,555)
Effect of exchange rate changes	(617)	(23,237)	(55,985)	(79,839)
Balance at September 30, 2024	$24	$437,000	$416,998	$854,022

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2023	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	45,120	2,378,000	1,599,000	4,022,120
Conversions	-	-	(529,340)	(529,340)
Change in fair value	(259,123)	(4,960,112)	(939,832)	(6,159,067)
Effect of exchange rate changes	5,456	(25,888)	(3,828)	(24,260)
Balance at September 30, 2023	$66,568	$309,000	$1,583,000	$1,958,568

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

13. SHARE CAPITAL

On June 17, 2024 the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. As at September 30, 2024, no shares have been repurchased under the Repurchase Program.

As at September 30, 2024, the Company owed $44,214 worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	September 30, 2024	September 30, 2023
Warrants	13,761,493	270,762
Options	61,567	76,185
Convertible debentures	22,890,431	2,020,390
Total anti-dilutive weighted average shares	36,713,491	2,367,337

14. REVENUE

For the nine months ended September 30, 2024, the Company sold hydroxyl generating devices. The Company’s revenue from the hydroxyl generating devices sales are as follows:

	September 30, 2024	September 30, 2023

QuadPro devices	$41,315	$-
	$41,315	$-

15. LEASES

The components of lease expenses were as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Operating lease cost	$-	$219,018
Short-term lease cost	59,358	3,517
Total lease expenses	$59,358	$222,535

On March 31, 2024, the Company terminated its short-term office lease.

16. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2024:

Remaining 2024	$798,000
2025	1,400,500
$2,198,500

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

On September 13, 2023, Stronghold filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for the Coachella property. Stronghold alleges that AgriFORCE breached the PSA by failing to deposit certain stocks certificates into Escrow, failing to pay amounts owed for its costs incurred in connection with the Sellers Work, and for terminating the PSA despite Stronghold’s performance of the Sellers Work. Stronghold is claiming $451,684 plus interest in damages based on invoices it provided. AgriFORCE will dispute, among other things, the amount and invoices, estimating approximately $230,000 as Stronghold’s true expenses that may be claimed. The Company filed their answer on February 26, 2024. The parties have agreed to go into mediation.

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

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 19, 2024, the date on which these interim financial statements were issued, to ensure that this filing includes appropriate disclosure of events both recognized in the interim financial statements as of and subsequent to September 30, 2024, but were not recognized in the interim financial statements. Except as disclosed below, there were no events that required recognition, adjustment or disclosure in the financial statements.

From October 1, 2024 through November 19, 2024, the Company issued 2,000,000 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal of $200,000).

From October 1, 2024 through November 19, 2024, the Company issued shares for cash under its at-the-market offering (“ATM”). In total 37,686,239 shares were issued for gross proceeds of $2,116,741.

On October 15, 2024, the Company completed a private placement issuing 16,000,000 common shares for gross proceeds of $800,000.

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

The Company is an innovative sustainable technology focused company that strives to innovate and deliver sustainable technology solutions across a wide array of verticals utilization of our proprietary intellectual property to businesses and enterprises through our AgriFORCE™ Solutions division (“Solutions”) and deliver innovative flour products through our AgriFORCE™ Brands division (“Brands”). To this end, we announce the next phase of our transition, highlighted by the intended integration of Bitcoin mining solutions and the ancillary environmental and power-generation benefits that result from engaging in that business. We recognize the potential of Bitcoin and other digital currencies in facilitating sustainable financial transactions and intend to utilize 10-20% of our future capital raised to purchase and hold Bitcoin. In the third quarter of 2024, the Company bought the assets of the Radical Clean Solutions (“RCS”) business for which it had bought an exclusive license to the agricultural industry in 2023. During 2023, the Company launched its UN(THINK) Awakened Flour™, which is a nutritious flour that we believe provides health advantages over traditional flour.

While Solutions’ legacy focus was to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). it has changed its focus to broaden the use of its proprietary intellectual property across multiple industries. For instance, the Company through its RCS purchase is not able to utilize that technology to deliver solutions across multiple industries, including not only agriculture, but other industries including hospitality, commercial applications, education institutions, residential real estate and transportation.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We strive to market and commercialize both branded consumer product offerings and ingredient supply.

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

We intend to commercialize these products behind two (2) main sales channels:

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

We own the Radical Clean Solutions, Inc. (“RCS”) technology to commercialize the proprietary hydroxyl generating devices of RCS for the CEA and food manufacturing industries. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (VOCs) and allergy triggers(6).

On October 1, 2023, the Company signed a definitive agreement to purchase a 14% ownership stake in RCS, and it purchased all of the RCS assets in August 2024.

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

On August 16, 2024, the Company completed the acquisition of 86% of the common shares of Radical Clean Solutions, Inc. (“RCS”), increasing its interest from 14% to 100%, and providing the Company control over RCS. RCS became a consolidated subsidiary of the Company on this date.

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

On June 4, 2024, the Board of Directors of the Company appointed Jolie Kahn as Chief Executive Officer. Previously, on February 10, 2024, Jolie Kahn was appointed Executive Turnaround Consultant to support the Company’s operational growth and expansion efforts. Jolie Kahn will continue to support these efforts and to report to the Board of Directors of the Company.

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

RCS Acquisition

We purchased all of the assets of RCS in August 2024. A discussion of the acquisition is set forth above in footnote 3 to our financial statements included herein.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2024 and 2023 included in this report.

Revenues

The Company sells its products directly to customers and indirectly to customers through sales brokers.

During the three and nine months ended September 30, 2024, the Company sold and delivered 8 hydroxyl generating devices for gross sales of $41,315. There were no such sales in the three and nine months ended September 30, 2023.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation.

Operating expenses increased during the three months ended September 30, 2024 as compared to September 30, 2023 by $3,974,421 or 244% primarily due to the following:

●	Intangible asset impairment increased by $4,137,271 due impairment of the Company’s Manna patent due to the fair value of the asset exceeding the carrying value of the intangible asset, requiring a write-down of the asset. There was no such impairment in 2023.
●	Consulting increased by $30,025, due to additional consultants hired during the quarter to assist with sales, product manufacturing, and M&A.
●	Office and administrative expenses increased by $93,357 due to the increase in miscellaneous spend for business development and other related expenditures
●	Research and development increased by $81,082 due to product development expenses for RCS that occurred after the acquisition on August 16, 2024, no such expenses during 2023.
●	Travel and entertainment increased by $19,944 increased international travel for foreign business development.
●	Professional fees decreased by $165,333 due to reduced legal fees that were required for the nine months ended September 30, 2023 for M&A activity but none for the nine months ended September 30, 2024.
●	Wages and salaries decreased by $116,721 due to a reduction in staff head count (number of employees reduced from 15 during the three months ended September 30, 2023 to 6 during the three months ended September 30, 2024).
●	Share based compensation decreased by $16,985 due to a significant number of option forfeitures from lower staff head count.
●	Lease expense decreased $72,479 due to shifting from a short term office lease to a virtual office.
●	All other items aggregate to $15,740

Other Expenses / (Income)

Other expense for the three months ended September 30, 2024 increased due to the following:

●	Change in fair value of derivative liabilities increased by $179,586 due to the Company’s stock price decreasing during the period between June 30, 2024 and September 30, 2024, resulting in the decreased fair value of the Company’s derivative liabilities and increased gains on the change in fair value.
●	Increase in gain on debt extinguishment increased by $75,119 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the three months ended September 30, 2024.
●	Increase in loss on long-term investment decreased by $97,488 due to the requirement to the revaluation of the existing investment in RCS prior to the step acquisition. No such loss during the three months ended September 30, 2023.
●	Loss on conversion of convertible debt increased by $127,251 due to a significant amount of unscheduled conversions that were issued at a higher premium above the exercise price compared to shares issued during the three months ended September 30, 2023.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $1,595,252 due to a significant amount of debentures being converted to shares during 2024, resulting in less interest accreted during the three months ended June 30, 2024.
●	All other items aggregate to $5,109.

Operating expenses increased during the nine months ended September 30, 2024 as compared to September 30, 2023 by $722,802 or 10% primarily due to the following:

●	Intangible asset impairment increased by $4,137,271 due to the impairment of the Company’s Manna patent due to the fair value of the asset exceeding the carrying value of the intangible asset, requiring a write-down of the asset. There was no such impairment in 2023.
●	Wages and salaries decreased by $1,113,285 due to a reduction in staff head count (number of employees reduced from 15 during the nine months ended September 30, 2023 to 6 during the nine months ended September 30, 2024).
●	Consulting and professional fees decreased by $668,799 and $583,954, respectively due to a significant decrease in M&A spending during the nine months ended September 30, 2024 as a result of the Company focusing on organic growth of currently active ventures.
●	Share based compensation decreased $438,187 due to a significant number of option forfeitures from lower staff head count.
●	Investor and public relations expenses decreased by $346,724 due to more investor and public relations advisory services utilized in 2023 for Company campaigns and communication to investors.
●	Travel and entertainment decreased by $73,023 due to a reduction in travel for foreign business development.
●	Lease expense decreased $163,177 due to the termination of the Company’s long term office lease in 2023.
●	Sales and marketing decreased by $77,461 due to significant reductions in public relations agency work and social media contracted fees from cost cutting initiatives.
●	Travel and entertainment decrease by $73,023 due to an increase in international travel for business development
●	Office and administrative increased by $43,622 due to an increase in miscellaneous expenses that occurred during the nine months ended September 30, 2024. overall cost cutting initiatives for the six months ended June 30, 2024.
●	Research and development increased by $35,818 due to product development expenses for RCS that occurred after the acquisition on August 16, 2024, no such expenses during 2023.
●	All other items aggregate to $29,302

Other expense for the nine months ended September 30, 2024 increased due to the following:

●	Change in fair value of derivative liabilities decreased by $4,960,513 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between December 31, 2023 and September 30, 2024, resulting in the smaller revaluation adjustment as at September 30, 2024.
●	Increase in loss on debt extinguishment by $2,223,250 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the nine months ended September 30, 2024.
●	Increase in loss on conversion of convertible debt by $1,086,128 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the nine months ended September 30, 2023.
●	Increase in loss on long-term investment decreased by $97,488 due to the requirement to the revaluation of the existing investment in RCS prior to the step acquisition. No such loss during the nine months ended September 30, 2023.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $3,372,449 due to a significant amount of debentures being converted to shares during 2024, resulting in less interest accreted during the nine months ended September 30, 2024.
●	Foreign exchange gain increased by $21,601 due to increasing USD to CAD rate throughout the six months ended June 30, 2024.
●	All other items aggregate to $21,922.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $13,407,164 for the nine months ended September 30, 2024, and a net loss of $7,740,078 for the nine months ended September 30, 2023. We have recorded an accumulated deficit of $57,914,468 as of September 30, 2024 and $44,507,304 as of December 31, 2023. Net cash used in operating activities for the nine months ended September 30, 2024 and September 30, 2023 was $3,429,189 and $5,437,592 respectively.

The Company held $1,373,294 in cash as at September 30, 2024 as compared to $3,878,578 at December 31, 2023.

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

Cash Flows

The net cash used by operating activities for the nine months ended September 30, 2024 was $3,429,189 compared to $5,437,592 for the nine months ended September 30, 2023. The decrease of $2,008,403 was primarily due to the following:

●	Increase in impairment of intangible asset of $4,137 271 due to assessment noted above.
●	Increase in loss on long-term investment of $97,488 due to assessment noted above.
●	Decrease in cash flow adjustments of $188,463 for share based compensation due to forfeiture of stock options by departed employees.
●	Decrease of $3,254,034 in amortization of debt issuance costs for less interest recorded on debentures as the carrying value of the debentures were lower as at September 30, 2024 compared to September 30, 2023.
●	Increase in prepaid expenses and other current assets used in operating activities of $571,119 due to utilization of consulting retainers and as well as additional prepayments made during September 30, 2024 for various services.
●	Decrease in accounts payable and accrued liabilities of $701,115 due to the Company paying down its higher aged trade payables balance during the nine months ended September 30, 2024.

This was partially offset by the following:

●	Increase in net loss of $5,667,086 due to operating expenses noted above.
●	Non-cash change in fair value of derivative liabilities decreased by $4,960,5139 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between December 31, 2023 and September 30, 2024, resulting in the smaller revaluation adjustment as at September 30, 2024.
●	Increase in loss on debt extinguishment cash adjustment by $2,223,250 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions. There were no debt extinguishments during the nine months ended September 30, 2023.
●	Increase in loss on conversion of convertible debt cash adjustment by $1,086,128 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the six months ended September 30, 2023.
●	All other items aggregate to $114,429.

Net cash used in investing activities was $356,079 for cash consideration paid for the RCS acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2024, represents net proceeds from debentures of $2,250,000. This was partially offset by repayments on convertible debentures of $802,282 and financing costs of debentures of $84,463. Net cash provided by financing activities for the nine months ended September 30, 2023, represents net proceeds from debentures of $4,615,385 as well as common shares issued for cash of $1,342,915. This was partially offset by repayments on convertible debentures of $1,741,950, financing costs of debentures of $325,962 and share issuance costs of $153,220.

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

On October 15, 2024, we sold sixteen million shares to two institutional investors at a price per share of $0.05 per share for total proceeds of $800,000. The Shares were registered pursuant to a prospectus supplement on Form 424(b)(4) (to the Registrant’s Prospectus, Registration No. 333-266722, dated August 18, 2022) filed with the SEC on the same day. Each institutional investor (“Purchaser”) is entering into a securities purchase agreement for $400,000 or 8,000,000 common shares at $0.05 per share. Pursuant to those agreements, the Right of Participation held by Purchaser under Section 4.12 of that certain Securities Purchase Agreement dated June 30, 2022 between the Company and the Purchaser is hereby extended to and including December 31, 2025. If the Company shall sell any shares of its Common Stock pursuant to any at-the-market offering or equity line of credit (however denominated), the Company shall use 25% of the net proceeds from any such sales to repay the principal on any outstanding Debentures (as such term is defined in the June 30, 2022 Securities Purchase Agreement) in accordance with the terms of such Debentures.

From November 7, 2024 through November 13, 2024, the Company issued shares for cash under its at-the-market offering (“ATM”). In total 37,686,239 shares were issued for gross proceeds of $2,116,741.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended September 30, 2024 and 2023, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the nine months ended September 30, 2024:

87,499,099 common shares were issued upon conversion of convertible debt.

854,445 common shares were issued as part of compensation to Company officers.

142,310 common shares were issued to consultants.

5,000,000 common shares were issued as consideration for a business combination.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: November 19, 2024	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Richard Wong
	Name:	Richard Wong
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

