Form 10-K
period 2024-12-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2025-04-07
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [—Date—] to [—Date—]

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AGRI	NASDAQ Capital Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024 was approximately $7,455,166. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

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

As of April 7, 2025, the registrant has 1,740,064 shares of common stock, no par value per share, outstanding.

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

Our Business

AgriFORCE™ started as an “Ag-Tech” company with a primary focus to developing and utilizing our intellectual property assets for improvements dedicated to the agricultural industry.

Most recently, the Company has entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1120 BITMAIN Antminer S19j units.

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

During the year ended December 31, 2024, the Company has achieved milestones towards the commercialization of our UN(THINK) Awakened Flour™ flour, the Company’s first line of products to utilize the IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US to establish additional production hubs – at no additional CAPEX - which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is starting to approach US and Canadian Bakeries and Baked Goods Companies who are now testing our new flours for integration into their manufacturing operations and innovation pipeline. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel which will be started once the Business to Business channel sales ramp up. Lastly, the Company has developed an extensive number of recipes for the application of Awakened Flour™ product line for both customers and consumers.

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

Sources: Future Market Insights Reports, June 2022 (2), October 2022 (1), January 2023 (3) and October 2022 (4),.

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

BUSINESS PLAN

The Company will launch a full line up of Hydroxyl Devices and start commercializing the Hydroxyl Devises into international markets including the US market of CEA and Food Manufacturing. The Company will identify and establish exclusive distribution agreement for the EMEA region as well Expand Distribution Network into Latin America and Asia. The Company will also advance on the commercialization of our Hydroxyl clean room systems to greatly reduce the spread of pathogens, mold and disease at processing facilities worldwide.

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

The Company is pursuing a strategic shift towards the advancement of sustainable technology initiatives through the acquisition of Bitcoin mining facilities. The Company plans to reduce the environmental impact of the Bitcoin mining facilities while simultaneously producing revenue from high yield agricultural operations. By utilizing an integrated and automated onsite carbon sequestering agricultural operation to reuse the waste energy from the natural gas generators used in the Bitcoin mining operation, the Company aims to reduce carbon emissions while also contributing to local food security and economic growth. In addition, the Company intends to generate immediate shareholder value through the generation of Bitcoins from the mining operation.

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

The Company generated its first revenue from the sale of RCS devices in late 2023. During 2023, the Company signed an exclusive distribution agreement with a leading distributor of air conditioning and heating solutions in Mexico for the representation and sale of the AgriFORCE/RCS hydroxyl generating devices for greenhouses and food manufacturing facilities for the territory of Mexico. The first products were delivered in October 2023 pursuant to purchase orders for the products. During 2024, the Company completed delivery of its second generation AgriFORCE/RCS hydroxyl generating devices to the Mexican market through its distribution agreement.

The Company will continue to expand sales into Mexico through its distributor, Commercializadora DESICO. Based on its sale into the poultry industry in Mexico, the Company is expanding its distribution of its Clean System solutions into other Latin American markets and the United States.

(8) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

BUSINESS PLAN

2024

●	Continue introduction into the Mexico market with our exclusive distributor
●	Identify and set up exclusive distribution agreements for the EMEA region
●	Start commercializing the Hydroxyl Devices into the US market of CEA and Food Manufacturing
●	Launch full line up of Hydroxyl Devices : in-Duct HVAC unit, Portable Industrial QuadPro Unit, Small Rooms Wall-Mount unit

2025

●	Expand Distribution Network into Latin America, Europe and Asia.

Merger and Acquisition (“M&A”)

The Company plans to evaluate accretive M&A opportunities of an appropriate scale as it progresses with its ongoing business plans surrounding its already owned IP and improvements thereto. Any M&A propositions must be of a size and scale which works to complement the Company’s ongoing business in terms of allocation of resources.

The Company intends to focus any M&A activity on targets which are focused the bitcoin mining space. This refocused M&A strategy will ensure that proper personnel and economic resources are allocated to the Company’s ongoing businesses, while refocusing efforts on synergistic opportunities which work to enhance the Company’s existing assets.

As a result of this refocus of the M&A strategy, the following formerly considered acquisition opportunities are no longer being considered by the Company:

Sustainable Bitcoin Mining

As of the fourth quarter of 2024, the Company has entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1120 BITMAIN Antminer S19j units. The facility is powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns. The Company is proud to announce the launch of sustainable agricultural operations at its newly acquired Bitcoin mining facility in Sturgeon County, Alberta, Canada. By harnessing the excess heat and carbon emissions from Bitcoin mining, AgriFORCE is pioneering a novel approach to promote agricultural productivity while reducing environmental impact.

As we approach a key milestone in the progression of our growth strategy it is important to clarify how our adoption of an innovative combination of technologies will reduce the environmental impact of data centers while simultaneously producing revenue from high yield agricultural operations. Upon closing we intend to utilize our new data center to leverage energy generated from flare natural gas-powered operations to increase the environmental mitigation and revenue potential of our integrated cogeneration site. Located in Alberta, Canada, at the site of the intended acquisition, we will be testing an integrated and automated onsite carbon sequestering agricultural operation which will reuse the waste energy from the onsite natural gas generator. By adopting this integrated approach, we’re able to reduce our carbon emissions while also contributing to local food security and economic growth.

While benefiting from Alberta’s strong incentive programs, i.e., the Alberta Carbon Capture Incentive Program, the Company hopes to reuse waste resources to produce profit from cryptocurrency mining, Alberta carbon credits for carbon sequestration and methane reduction, and the sale of premium crops. Upon completion of the acquisition, the Company’s process will capture natural gas flares to generate significant low-cost energy to operate the cryptocurrency mining rigs. The new facility, and any facilities that the Company may acquire moving forward, will capture and redirect heat from miners and the generator to warm an enclosure suitable for growing white-legged shrimp (Penaeus Vannamei), and controlled environment agriculture . The facility will then be utilized to produce a continuous supply of fresh shrimp, red seaweed and micro-greens for local markets and restaurants. Micro-greens are a fast-growing, nutrient-dense crop that requires relatively little space and water to produce commercial yields, while significantly reducing greenhouse gas emissions.

The facility, powered by an on-site generator, utilizing flared gas, integrates carbon capture and heat reuse technologies to support the cultivation of premium crops and aquaculture. Targeted products include white-legged shrimp, nutrient-dense micro-greens, and high-demand red seaweed—key contributors to food security and economic development in the region. These sustainable practices are designed to offset the greenhouse gas emissions associated with high-energy Bitcoin mining, demonstrating a model for future growth.

On November 28, 2024, AgriForce Growing Systems, Ltd. (the “Company”) entered into an agreement with Rivogenix Energy Corp. to acquire and consummated the acquisition of various assets which comprise a bitcoin mining facility in Sturgeon County, Alberta, Canada. The assets were acquired for $1.5 million in cash from the Company’s own available cashflow and are comprised of a data center and approximately 130 bitcoin miners.

On January 17, 2025, AgriForce Growing Systems, Ltd. (the “Company”) purchased assets comprising a five MW Bitcoin mining facility (on two sites) in Columbiana County Ohio (the “Facility”) from Bald Eagle County, LLC. The asset purchase price (including purchase of an option to purchase the Facility) was $4.55 million. The assets purchased consist of following assets, inter alia: Nine hundred (900) S-19 J Pro BITMAIN Antminers, transformers necessary to operate the Facility, five (5) custom 40 ft Crypto Canman housing containers including 5 power distribution boxes, one Caterpillar trailer mounted standby generator, one Doosan trailer mounted generator set, eight shipping containers and five 1 MW natural gas generator power plants. The Company also received assignment of power purchase agreements to purchase gas at $0.04 per kWh and access leases to the realty underlying the Facility.

This acquisition is a pivotal step in AgriFORCE’s commitment to integrating sustainable energy solutions, advanced data operations, and innovative agricultural initiatives to create long-term value for shareholders.

Powered by 5 MW of natural gas energy, the facility is currently operational with over 900 bitcoin mining units and has the capacity to scale up to 1,200 units. Utilizing energy derived from flare natural gas, the facility not only generates consistent revenue but also minimizes its environmental footprint. Plans are in place to enhance operations by repurposing waste heat and implementing carbon capture technology, enabling diversified revenue streams through sustainable agricultural practices, such as premium crop cultivation and aquaculture systems.

Currently all mined assets are held and we have no intention to sell unless the Company requires the cash for maintaining operations. The Company is in the process of developing a written policy to govern the cold-storage and liquidation process for selling and borrowing using our bitcoin assets. As of now, the Company holds all of its bitcoin in a BitGo wallet. There is limited risk in volatility at present in bitcoin pricing due to our policy of holding bitcoin for the long term. We have not sold any Bitcoin as of the date of this filing.

We have an agreement with Bitgo to hold out Bitcoin in cold storage with instantaneous liquidity available. They will also act as our exchange.

Our miners have an average age of three years in all of our facilities. Statistics on our miners are as follows:

Efficiency: median: 99.86%; mean: 99.58%; range: 99.26 – 99.9%. Our average downtime for scheduled and nonscheduled is 24 hours in a month. This includes activities related to weather and optimization of the power units and miner boards.

Our weighted average of cost of Bitcoin mined is approximately $41,000. Our approximate inputs are as follows:

Alberta:

1 BTC at this site alone will take 112.4 days at an average operating cost of $712.50/day due to low capacity. So, before optimization, the cost for 1 BTC is approximately $56,000 at this site

Ohio:

The site has been running at 67PH/s at 2500kWh and $0.05/kWh generating approximately 0.03735 BTC/day.

We generate 1BTC every 26 days at this site at a cost of $1,350/day, so the Ohio cost is $35,100/BTC mined.

A weighted average of the two sites puts the total cost of approximately $41,000 per BTC mined. This number is approximated as the operation of these sites has only commenced within the last few months and may vary due to multiple factors including weather conditions, any unforeseen maintenance issues such as glycol buildup in generators and other potential major maintenance issues.

In February, the Company entered into an agreement to purchase 220 new BITMAIN Antminer S19kPro miners from a third-party supplier, with the understanding that the units were available at the point of manufacture in China. Payment in full was made in full. Following the purchase, the supplier experienced delays in securing the S19kPro units from the manufacturer. To mitigate the delay, the Company and the supplier agreed to apply the value of the 220 S19kPro miners toward an equivalent cost basis in newer-generation BITMAIN S21 XP miners. As a result, AGRI acquired 50 new S21 XP miners, each with a hashrate of 270 TH/s. These miners were released from Canadian Customs on Wednesday April 2, 2025. As of the date of this filing, the units are expected to be delivered to our EPCM contractor’s facility in Grand Prairie, Alberta and then travel to the Sturgeon County, Alberta mining facility within the week. Installation and deployment will begin immediately upon arrival, with full operational status expected by Wednesday April 9, 2025. Subsequent infrastructure maintenance and minor upgrades have been completed. The 50 S21 XP miners are expected to contribute a combined hashrate of approximately 13.5 PH/s to our operations.

Financing Initiatives

In late January 2025, the Company also closed on the first tranche of an up to $50 million financing facility with institutional investors. The Company utilized a portion of the first $7 million tranche to pay for the acquisition of the assets. The Company is grateful to its investors for the confidence placed in its ability to execute its business plan with the closing of the third acquisition in six months, which as with the Redwater acquisition is providing immediately cash flow to the Company.

This acquisition has increased the Company’s hashrate by over 600% and highlights the Company’s strategic growth plan of stranded gas assets to be coupled with sustainable agricultural assets in the coming months. Ohio has positioned itself as a pioneer in blockchain and cryptocurrency innovation, driven by initiatives like the proposed Ohio Bitcoin Reserve Act (HB 703). This legislation, aimed at leveraging Bitcoin as a hedge against currency devaluation, underscores the state’s commitment to financial and technological advancements. AgriFORCE’s investment in the Columbiana County facility aligns with these efforts, cementing Ohio’s reputation as a leader in clean energy integration and digital asset development.

Economic and Social Benefits

The facility’s operations are expected to generate meaningful economic benefits for Ohio, including:

● Job Creation: The project will create new opportunities in advanced technology and sustainable agriculture, addressing workforce development needs in the region.

● Enhanced Food Security: By implementing agricultural practices that produce nutrient-rich crops, AgriFORCE will contribute to addressing food insecurity challenges in Ohio, where over 14% of households face such issues.

Corporate Structure

The Company currently has the following wholly-owned subsidiaries, which perform the following functions – AgriFORCE Investments and its subsidiary, Radical Technologies, Ltd. holds the Company’s U.S. investments, West Pender Holdings retains real estate assets, West Pender Management is a management company, AGI IP holds the Company’s intellectual property in the U.S., un(Think) Food Company will manufacture food products in the U.S. and un(Think) Food Company Canada Ltd. manufactures food products in Canada:

Name of Subsidiary	Jurisdiction of Incorporation	Date of Incorporation
AgriFORCE Investments Inc. (US)	Delaware	April 9, 2019
West Pender Holdings, Inc.	Delaware	September 1, 2018
AGI IP Co.	Nevada	March 5, 2020
West Pender Consulting Company	Nevada	July 9, 2019
un(Think) Food Company	Nevada	June 20, 2022
un(Think) Food Company Canada Ltd.	British Columbia	December 4, 2019
AgriFORCE Europe BV*	Belgium	March 29, 2023
AgriFORCE Belgium BV*	Belgium	March 29, 2023
GrowForce BV*	Belgium	June 19, 2023
AgriFORCE (Barbados) Ltd.*	Barbados	October 14, 2022
Radical Technologies, Ltd.	New York	November 25, 2024
AF Redwater, Inc.	Alberta	November 26, 2024

*	Entities have been dissolved.

Summary Three Year History

From the date of Incorporation (December 22, 2017) to the date of this filing, the Company has largely been engaged in completion of its initial corporate organization, assembling its management team, completing the design and engineering of its IP and filing the appropriate intellectual property protection and taking the initial steps to implement its business plan through the commencement of initial operations. Significant milestones during the three-year period ended December 31, 2024 are as follows:

●	On February 18, 2022, the Company signed a license agreement with Radical Clean Solutions Ltd (“Radical”), a New York corporation that has developed a patent pending product line consisting of smart hydroxyl generation systems to eliminate 99.99+% of all pathogens, virus, mold, volatile organic compounds and allergy triggers, to commercialize the proprietary hydroxyl generating devices within the CEA and food manufacturing industries. The license grants the rights to AgriFORCE™ in perpetuity as well as joint patent ownership rights for application in CEA.

●	On May 18, 2022, the Company completed the acquisition of the food processing intellectual property of Manna Nutritional Group (Manna).

●	On January 3, 2023, the Manna patent, which encompasses a process to naturally convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as produces a natural sweetener juice, was approved by the US Patents Office and the title was transferred to the Company.

●	On October 18, 2023, the Company delivered its first shipment of hydroxyl generating devices.

●	On February 16, 2024, the Company was granted a US patent titled “Structures for Growing Plants (to Generate Micro-Environment Conditions). This continuation patent covers the FORCEGH+ facility design, including the ability to integrate with different automated systems, and expands on the patent granted to the Company on February 23, 2023.

●	On April 4, 2024, the Company was granted a standard patent for its high fiber, high protein, low carbohydrate flour, titled, “High fiber, high protein, low carbohydrate flour, sweetened liquid, sweeteners, cereals, and methods for production thereof”, by IP Australia.

●	On May 9, 2024, the Company completed delivery of its first batch of eight second-generation AgriForce RCS-Hydroxyl devices to be introduced to the Mexican market.

●	On June 10, 2024, the Company was granted a US patent titled “Automated Growing Systems”. The patent covers moving multiple production lines of either vegetation or flowing plants to different areas of a growing facility using conveyor belts and other mechanisms.

●	On August 20, 2024, the Company was granted a requested patent titled “Automated Growing Systems” by the Chinese National Intellectual Property Administration. The patent follows the grant of the corresponding US patent, announced in June 2024.

●	On August 28, 2024, the Company completed the acquisition of the assets of Radical, and entered into a two-year consulting agreement with Radical’s Chief Executive Officer, who will be heading the development and manufacturing of the Radical product line and serving as President of Radical.

●	On November 13, 2024, the Company signed a letter of intent to purchase the Sturgeon County, Alberta Bitcoin mining facility. The acquisition highlights an ongoing strategic shift towards advancement of its sustainable technology initiatives. Bitcoin mining is expected to generate immediate cash flow for the Company, while utilizing the Company’s proprietary technology to set up CEA facilities to capture carbon exhaust to decarbonize and use for sustainable agriculture.

●	On December 3, 2024, the Company completed its acquisition of the Surgeon County, Alberta Bitcoin mining facility.

●	On December 5, 2024, the Company launched sustainable agriculture operations at the Sturgeon County, Alberta Bitcoin mining facility. Operations will harness excess heat and carbon emissions from Bitcoin mining to provide a novel approach to agricultural productivity while reducing the environmental impact of Bitcoin mining.

●	On December 10, 2024, the Company signed a letter of intent to acquire a Bitcoin mining facility in Madison Township, Ohio. The acquisition was completed on January 17, 2025.

Financing

On June 30, 2022, the Company entered into security purchase agreements with certain accredited investors (the “Debenture Investors”) for the purchase of $14,025,000 in convertible debentures (the “First Tranche Debentures”) due December 31, 2024. The Debentures were convertible into common shares at $11,100.00 per share. The Convertible Debt Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000. In addition, the Debenture Investors received 822 warrants at a strike price of $12,210.00 which expire on December 31, 2025 (the “First Tranche Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices.

On January 17, 2023, the Debenture Investors purchased additional tranches totaling $5,076,923 (the “Second Tranche Debentures”) and received 532 warrants (the “Second Tranche Debenture Warrants”). The Second Tranche Debentures and Debenture Warrants were issued with an exercise price of $6,200.00 and expire on July 17, 2025. The issuance of the additional tranches triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Debenture Warrants to $6,200.00.

On June 20, 2023 the Company issued 200 common shares with 200 warrants via a private placement for consideration of $250,000.

During the year ended December 31, 2023, the Company issued 1,247 common shares for cash under the ATM public offerings agreement for net proceeds of $939,695. The issuance triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $550.00.

On October 18, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures (the “Third Tranche Debentures”) and received 6,202 warrants (the “Third Tranche Debenture Warrants”). The Third Tranche Debentures and Debenture Warrants were issued with an exercise price of $262.00 and expire on April 18, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures as well as the First and Second Tranche Debenture Warrants to $262.00.

On November 30, 2023, a Debenture Investor purchased an additional tranche totaling $2,750,000 in convertible debentures (the “Fourth Tranche Debentures”) and received 19,861 warrants (the “Fourth Tranche Debenture Warrants”). The Fourth Tranche Debentures and Debenture Warrants were issued with an exercise price of $90.00 and expire on May 30, 2027. The issuance of the additional tranche further triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures as well as the First, Second and Third Tranche Debenture Warrants to $90.00.

On February 21, 2024, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures (the “Fifth Tranche Debentures”) and received 33,411 warrants (the “Fifth Tranche Debenture Warrants”). The Fifth Tranche Debentures and Debenture Warrants were issued with an exercise price of $21.40 and expire on August 21, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $21.40.

On April 11, 2024, a Debenture Investor purchased an additional tranche totaling $550,000 in convertible debentures (the “Sixth Tranche Debentures”) and received 21,933 warrants (the “Sixth Tranche Debenture Warrants”). The Sixth Tranche Debentures and Debenture Warrants were issued with an exercise price of $16.30 and $18.00, respectively and expire on October 11, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Warrants to $16.30.

On May 22, 2024, a Debenture Investor purchased an additional tranche totaling $833,000 in convertible debentures (the “Seventh Tranche Debentures”) and received 54,145 warrants (the “Seventh Tranche Debenture Warrants”). The Seventh Tranche Debentures and Debenture Warrants were issued with an exercise price of $10.00 and $11.00, respectively and expire on November 22, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $10.00.

On October 15, 2024, 160,000 shares were sold to two institutional investors at a price per share of $5.00 per share for total proceeds of $800,000. The Shares were registered pursuant to a prospectus supplement on Form 424(b)(4) (to the Registrant’s Prospectus, Registration No. 333-266722, dated August 18, 2022) filed with the SEC on the same day. Each institutional investor (“Purchaser”) is entering into a securities purchase agreement for $400,000 or 80,000 common shares at $5.00 per share. Pursuant to those agreements, the Right of Participation held by Purchaser under Section 4.12 of that certain Securities Purchase Agreement dated June 30, 2022 between the Company and the Purchaser is hereby extended to and including December 31, 2025. If the Company shall sell any shares of its Common Stock pursuant to any at-the-market offering or equity line of credit (however denominated), the Company shall use 25% of the net proceeds from any such sales to repay the principal on any outstanding Debentures (as such term is defined in the June 30, 2022 Securities Purchase Agreement) in accordance with the terms of such Debentures.

From November 7, 2024 through November 13, 2024, the Company issued shares for cash under its at-the-market offering (“ATM”). In total 376,863 shares were issued for gross proceeds of $2,116,741.

The First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal instalments which began on September 1, 2022 for the First Tranche Debentures, July 1, 2023 for the Second Tranche Debentures, January 1, 2024 for the Third Tranche Debentures, May 1, 2024 for the Fourth Tranche Debentures, August 1, 2024 for the Fifth tranche Debentures, October 1, 2024 for the Sixth Tranche Debentures and November 1, 2024 for the Seventh Tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

On January 16, 2025, the Company entered into security purchase agreements with certain accredited investors for the purchase of $7,700,000 in convertible debentures (the “January 2025 debentures”) due January 16, 2026. The Debentures were convertible into common shares at $2.62 per share. The Convertible Debt Investors had the right to purchase additional tranches up to a total additional principal amount of $42,300,000. In addition, the accredited investors received 1,910,306 warrants at a strike price of $2.882 which expire on July 16, 2028 (the “January 2025 Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $2.62.

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

Patents

Patent Application #	Application Date	Expiry Date	Title	Case Status	Country
2001/2096	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	Barbados
3151492	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	Canada
ZL202080073940.7	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Granted	China
20858811.1	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Pending	European Patent Office
TT/A/2022/00024	26-Aug-2020		AUTOMATED GROWING SYSTEMS	Abandoned (p)	Trinidad & Tobago
11528859	26-Aug-2020	26-Aug-2040	AUTOMATED GROWING SYSTEMS	Registered	United States
11997962	08-Nov-2022	19 Sept 2040	AUTOMATED GROWING SYSTEMS	Registered	United States
PCT/CA2023/051251	21-Sep-2023		PROCESS AND SYSTEM FOR GROWING PLANTS USING CLONE TO FLOWER MODEL	Pending	Patent Cooperation Treaty
2018215090	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Granted	Australia
3051860	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	Canada
18747157.8	31-Jan-2018	31-Jan -2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	European Patent Office
201917032603	31-Jan-2018		HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	India
755792	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR AND POWER JUICE AND METHODS FOR PRODUCTION THEREOF	Pending	New Zealand
11540538	31-Jan-2018	31-Jan-2038	HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR, SWEETENED LIQUID, SWEETENERS, CEREALS, AND METHODS FOR PRODUCTION THEREOF	Registered	United States
17/963690	11-Oct-2022		HIGH FIBER, HIGH PROTEIN, LOW CARBOHYDRATE FLOUR, SWEETENED LIQUID, SWEETENERS, CEREALS, AND METHODS FOR PRODUCTION THEREOF	Abandoned	United States
2001/2057	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Pending	Barbados
3132672	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Granted	Canada
CN202080033944.2	06-Mar-2020		STRUCTURES FOR GROWING PLANTS	Pending	China
20765629.9	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Pending	European Patent Office
TT/A/2021/00093	06-Mar-2020		STRUCTURES FOR GROWING PLANTS	Abandoned (p)	Trinidad & Tobago
11582918	06-Mar-2020	06-Mar-2040	STRUCTURES FOR GROWING PLANTS	Registered	United States
18/096417	12-Jan-2023		STRUCTURES FOR GROWING PLANTS	Application allowed	United States
18/659249	09-May-2024		AUTOMATED GROWING SYSTEMS	Pending	United States
3254766	06-Dec-2022	06-Dec-2042	PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Pending	Canada
17/545919	12-Aug-2021		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Pending	United States
17/674763	17-Feb-2022		AGRICULTURAL PROACTIVE AIRSURFACE DECONTAMINATION SYSTEN AND DEVICES	Pending	United States
17/713959	05-Apr-2022		AGRICULTURAL PROACTIVE AIRSURFACE DECONTAMINATION SYSTEN AND DEVICES	Pending	United States
17/8611181	09-Jul-2022		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
18/075681	06-Dec-2022		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
17/590270	01-Feb-2022		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
17/826555	27-May-2022		AIRCRAFT PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
18/075755	06-Dec-2022		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
18/076176	06-Dec-2022		PROACTIVE AIR/SURFACE DECONTAMINATION SYSTEM AND DEVICES	Published	United States
11895958	12-Jan-2023	31-Dec-5000	STRUCTURES FOR GROWING PLANTS	Registered	United States
18/404061	04-Jan-2024		STRUCTURES FOR GROWING PLANTS	Pending	United States
ZL202080033944.2	06-Mar-2020		STRUCTURES FOR GROWING PLANTS	Granted	China

Trademarks

Application #	Application Date	Expiry Date	Title	Case Status	Country
1997835	26-Nov-2019		AGRIFORCE	In examination	Canada
018243244	22-May-2020		AGRIFORCE	Registered	European Union Intellectual Property Office
UK00918243244	22-May-2020		AGRIFORCE	Registered	United Kingdom
88/930218	22-May-2020		AGRIFORCE	Suspended	United States
2044675	07-Aug-2020		FORCEFILM	TM Application filed	Canada
018389838	04-Feb-2021		FORCEFILM	Registered	European Union Intellectual Property Office
90/124842	19-Aug-2020		FORCEFILM	Suspended	United States
2127781	18-Aug-2021		UN(THINK)	TM Application filed	Canada
018572674	06-Oct-2021		UN(THINK)	Application filed	European Union Intellectual Property Office
1669126	18-Feb-2022		UN(THINK)	Pending	Madrid Protocol (TM)
90/897689	23-Aug-2021		UN(THINK)	Suspended	United States
2196090	06-Jul-2022		C2F	TM Application filed	Canada
97/495313	08-Jul-2022		C2F	Suspended	United States
2198964	20-Jul-2022		AWAKENED GRAINS	TM Application filed	Canada
97/527128	29-Jul-2022		AWAKENED GRAINS	Suspended	United States
2207782	02-Sep-2022		FORCEGH+	Approved	Canada
97/605026	23-Sep-2022		FORCEGH+	Suspended	United States
2243222	02-Mar-2023		AWAKENED FLOUR	TM Application filed	Canada
1752858	01-Sep-2023		AWAKENED FLOUR	Registered	Madrid Protocol (TM)
97/824500	06-Mar-2023		AWAKENED FLOUR	Suspended	United States
TMA1175334	24-Jan-2019		PLANET LOVE	Registered	Canada
UK00801504091	24-Jul-2019		PLANET LOVE	Registered	United Kingdom
1504091	24-Jul-2019		PLANET LOVE	Registered	Madrid Protocol (TM)
6197554	24-Jul-2019		PLANET LOVE	Registered	United States
UK00801494234	30-Aug-2019		CANIVATE	Registered	United Kingdom
1494234	30-Aug-2019		CANIVATE	Registered	Madrid Protocol (TM)
6191972	30-Aug-2019		CANIVATE	Registered	United States
UK00801494231	30-Aug-2019		THE CANIVATE WAY	Registered	United Kingdom
1494231	30-Aug-2019		THE CANIVATE WAY	Registered	Madrid Protocol (TM)
6182017	30-Aug-2019		THE CANIVATE WAY	Registered	United States

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

The Company believes that is has the rights to one of the world’s most effective and safe purification solutions via its ownership of Radical Clean Solutions. The Company understands that it has competition, however, the quality of the construction and design of the Radical Clean Solutions has proven to highly effective for the Company’s customers.

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

On February 10, 2024, Richard Wong resumed his original role as Chief Financial Officer in order to focus on finance and accounting matters for the Company. Effective as of the same day, Jolie Kahn was appointed Executive Turnaround Consultant to support the Company’s operational growth and expansion efforts. On June 4, 2024, the Board Directors appointed Jolie Kahn as Chief Executive Officer. Jolie Kahn shall report to David Welch, Executive Chairman of the Board of Directors of the Company.

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

On January 21, 2025, the Board of Directors of the Company appointed Dr. Barrett Mooney as Chief Operating Officer.

On March 4, 2025, Richard Wong and the Company mutually agreed to conclude his employment with the Company. Chris Polimeni was appointed by the board to succeed Richard Wong. Richard Wong will serve in an advisory role to ensure a smooth transition while continuing to support the company’s commitment to delivering value to shareholders and customers.

Employees

As of April 7, 2025, the Company has three (3) employees and eight (8) consultants /contractors. The Company also relies on consultants and contractors to conduct its operations. The Company anticipates that it will be hiring additional employees to support its planned activities.

Operations

The Company primary operating activities are in Ohio, USA and Alberta, Canada. The Company’s head office is located in Vancouver, Canada.

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

The Company currently has little revenues and does not have any significant history of revenue generating operations. The Company has experience recurring net losses since its inception. The commercial or operating viability of the Company’s business plans have not been proven. There is no assurance that the revenue generated from its operations, and if those revenues, when and if generated, will be sufficient to sustain operations, nonetheless achieve profitability.

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

There is no assurance that Bitcoin mining operations will operate as intended.

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of bitcoin is extremely volatile. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin could depend on the following:

●	public familiarity with digital assets;

●	ease of buying and accessing bitcoin;

●	institutional demand for bitcoin as an investment asset;

●	consumer demand for bitcoin as a means of payment; and

●	the availability and popularity of alternatives to bitcoin.

Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, “hard forks” of the Bitcoin blockchain, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our common stock.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry.

Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Geopolitical or economic crises may create increased uncertainty and price changes, or motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in our securities.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, geopolitical or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in our securities.

In addition, we are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion, by one nation of another, leading to increased inflation and supply chain volatility. Such crises, as well as inflation, will likely continue to have an effect on our ability to do business in a cost-effective manner.

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect an investment in our securities.

We may sell our digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, our digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which could adversely affect an investment in our securities.

The development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in our securities.

Digital assets such as bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are highly uncertain. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;
●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the Bitcoin network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets;
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and
●	a decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in our securities.

The open-source structure of the Bitcoin network protocol means the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in our securities.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. As an open-source project, Bitcoin is not represented by an official organization or authority. The Bitcoin network protocol is not sold and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network in which we are directing our mining efforts may adversely affect an investment in our securities.

The acceptance of digital asset network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any digital asset network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in our securities.

Due to Bitcoin’s open-source project, any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades, and typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. If not, the changes do not become a part of the Bitcoin network.

Since the Bitcoin network’s inception, changes to the Bitcoin network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin network remains a coherent economic system. However, a developer or group of developers could potentially propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).

Such a fork in the blockchain is typically addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin network could materially and adversely impact an investment in our securities and harm the sustainability of the Bitcoin network’s economy.

As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for digital assets and prevent the expansion of the digital asset networks to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins that we have accumulated may adversely affect its value and may adversely impact an investment in it.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in our securities.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to actively not record transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could adversely impact an investment in our securities.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in our securities.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. Within the alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transaction. However, it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor or botnet could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in our securities.

The approach towards and possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in our securities.

Bitcoin is subject to halving, and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 12.5 to 6.25 bitcoin on May 11, 2020 and from 6.25 to 3.125 bitcoin on April 19, 2024. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2028 and then approximately every four years thereafter, until the total amount of bitcoin rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Once 21.0 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19.0 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in our securities and investors could suffer a complete loss of their investment.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in our securities.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

Over the past few years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation mining rigs. Currently, new processing power brought onto the digital asset networks is predominantly added by “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines.

Professionalized mining operations require:

●	the investment of significant capital for the acquisition of such hardware;
●	the leasing of operating space (often in data centers or warehousing facilities);
●	incurring of electricity costs; and
●	the employment of technicians to operate the mining farms.

As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market. To the contrary, it is believed that past individual miners were more likely to hold mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin—and it may partially or completely stop operations if its profit margin is negative.

In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, potentially reducing digital asset prices. Lower digital asset prices may result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact an investment in our securities.

The loss or destruction of a private key required to access a digital asset may be irreversible. Our loss of access to our private keys or a data loss relating to our digital assets could adversely affect an investment in our securities.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet which hold the digital assets. We are required by the operators of digital asset networks to publish the public key relating to a digital wallet in use once we first verify a spending transaction from that digital wallet and broadcast such information into the respective network. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the digital assets and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in our securities.

Security threats to our business could result in, a loss of our digital assets, or damage to our reputation and our brand, each of which could adversely affect an investment in our securities.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. A security breach caused by hacking, could include, but is not limited to:

●	efforts to gain unauthorized access to information or systems;

●	efforts to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment; and
●	the inadvertent transmission of computer viruses.

A security breach by hacking could harm our operations or result in loss of our digital assets. Any breach of our and our partners’ infrastructure could result in reputational harm and erode the trust of our partners and stockholders, which could adversely affect an investment in our securities. Furthermore, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

We rely on third-party custody providers’ 100% cold-storage custody solutions held in a purpose-built physically secure environments based on established, industry best practices to safeguard digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Notwithstanding the safeguards implemented to protect our assets, the third-party security systems may not be impenetrable or free from defect, and any loss due to a security breach, software defect or event outside of our control will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure.

Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventative measures since the hacking techniques used are often not recognized until launched against a target. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our controls could be harmed, which could adversely affect an investment in our securities.

Further, in the event of a security breach, we may be subject to litigation forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in our securities.

Our ability to adopt technology in response to changing security needs or trends and our reliance on, third-party custody providers, poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on third-party custody providers’ 100% cold-storage custody solutions held in a purpose-built physically secure environment based on established, industry best practices to safeguard digital assets from theft, loss, destruction or other issues relating to hackers and technological attack.

We believe we may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that we, or any of our third-party custody providers, are unable to identify, mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in our securities. To the extent that our third-party custody providers are no longer able to safeguard our assets due to the current banking crisis, we would be at risk of loss if safeguarding protocols fail.

Digital asset transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect an investment in our securities.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. Although we regularly transfer digital assets to or from vendors, consultants, services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect an investment in our securities.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our digital assets for which no person is liable.

Our digital assets are not insured. If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. Furthermore, bitcoin is not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation protection, which is the protection afforded to depositors at banking institutions. Therefore, a loss may be suffered with respect to our digital assets for which no recourse is available, which could adversely affect our operations and, consequently, an investment in our securities.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

We rely on third-party hosting, and as such, our operations could be adversely affected by the actions or inactions of such third-parties. Additionally, third-party hosting, among other things, often requires us to give the hosting company, a first lien on the mining rigs installed on the site and creates business risk for us.

We do not self-host our mining rigs and rely upon third-party hosting facilities to power our mining rigs. Our operations and ability to mine bitcoin could be adversely affected if operators we rely on to operate our bitcoin miners experience general incompetence in performing their duties, experience financial difficulties or bankruptcy, or otherwise cannot operate our bitcoin miners in accordance with their contractual obligations.

We are dependent upon the financial viability of our third-party hosting operators. As a result, our operations are highly dependent on these third-parties and could be adversely affected by the actions or inactions of our third-party hosting operators. Furthermore, in most hosting contracts, there is a requirement that the miner agrees to permit the hosting company to place a lien on the actual mining machines being hosted. If the hosting company files for bankruptcy, it may take months for the liens to be lifted, while the bankruptcy court and parties litigate these contracts and resolves issues as to ownership of assets and related areas. In these contracts, we are often required to make significant deposits against future mining fees. If the hosting party utilizes the deposits, we could risk loss of the deposits and be left with an unsecured claim in the bankruptcy. Lastly, as the bankruptcy process includes an automatic stay in favor of the debtor company, until the stay is lifted or a bankruptcy plan approved, we may not be able to move our mining rigs to a different location, even if the debtor rejects our hosting contract.

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of companies, miners, and bitcoin mining sites, and, as part of our growth strategy, in the future, we may seek additional opportunities to grow our mining operations, including through purchases of miners, data centers and other facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and become subject to litigation.

The benefits of an acquisition or our expansion into may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

Additionally, we may be unable to pursue our current acquisition strategy in the future. In addition to mining and holding bitcoin, and such related acquisitions, we have explored, and we may in the future explore, opportunities to become more involved in businesses that expand or supplement those directly related to the self-mining of bitcoin as favorable market conditions and opportunities arise. We cannot be certain that such opportunities will produce the intended benefits in a timely manner or to the extent anticipated or at all. These opportunities could also expose us to similar risks associated with our strategic acquisitions, as discussed above.

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

The Company had negative cash flow for the year ended December 31, 2024.

The Company had negative cash flows from operating activities for year ended December 31, 2024. To the extent that the Company has negative cash flows from operating activities in future periods, it may need to allocate a portion of its cash reserves to fund such negative cash flow. The Company may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that the Company will be able to generate a positive cash flow from operating activities, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable to the Company. The Company’s actual financial position and results of operations may differ materially from the expectations of the Company’s management.

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

We face significant competition from other nutritious food companies. Many of our competitions may have established brands, more experience and competency in the industry, larger fulfillment infrastructure, significantly more marketing and other financial resources, and larger customers bases than we do. These factors may allow our competitors to achieve greater net sales and profits. The significant competition faced by the Company could have a material adverse effect on its business, operating results and financial condition.

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

Our intangible asset balance consists of our patented process to develop germinated whole grain wheat flour, and hydroxyl generation systems, including the associated R&D, trademark, brand logo, web domain, customer list, device firmware and software, and product blue prints. We test our assets for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of our intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions, unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate. We test our intangible asset for impairment by comparing the estimated fair value with its carrying amount. If the carrying amount of the asset exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount.

While there was no single determinative event or factor, the consideration in totality of several factors that developed during the fourth quarter of 2024 led us to conclude that it was possible that the fair value of our intangible asset was below their carrying amounts. These factors included: (i) a sustained decrease in our share price in 2024, which reduced our market capitalization below the book value of net assets; (ii) lack of financing raised during 2024 due to the economic environment; (iii) delays in the launch of the sale of our UN(THINK) flour. Impairment of Company’s intangible asset could have a material adverse effect on our business, operating results and financial condition.

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

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As reflected in the financial statements, the Company had an accumulated deficit of approximately $60.8 million at December 31, 2024, a net loss of approximately $16.3 million, and approximately $5.3 million of net cash used in operating activities for the year ended December 31, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

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

The market price for our common shares and Series A Warrants may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours;

●	general economic or political conditions in the United States or elsewhere;

●	any delay in development of our products or services;

●	failure to comply with regulatory requirements;

●	inability to commercially launch products and services and market and generate sales of our products and services;

●	developments or disputes concerning intellectual property rights;

●	our or our competitors’ technological innovations;

●	general and industry-specific economic conditions that may affect our expenditures;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents;

●	future sales of our common shares or other securities, including shares issuable upon the exercise of outstanding warrants or convertible securities or otherwise issued pursuant to certain contractual rights;

●	period-to-period fluctuations in our financial results; and

●	low or high trading volume of our common shares due to many factors, including the terms of our financing arrangements.

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

The Series A Warrants do not confer any rights of common share ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common shares at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Series A Warrants may exercise their right to acquire the common shares and pay an exercise price of $30,000 per share (exercising 50 warrants at $600 per warrant to receive one common share), prior to three years from the date of issuance, after which date any unexercised Series A Warrants will expire and have no further value. Moreover, the market value of the Series A Warrants is uncertain and there can be no assurance that the market value of the Series A Warrants will equal or exceed their initial price. There can be no assurance that the market price of the common shares will ever equal or exceed the exercise price of the Series A Warrants, and consequently, whether it will ever be profitable for holders of the Series A Warrants to exercise the Series A Warrants.

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

Cybersecurity Risk Management and Strategy

As one of the elements of our overall risk management program, we focus on the following key areas:

Technical Safeguards: We have commenced to implement technical safeguards, including but not limited to firewalls, anti-malware functionality and access controls.

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

Item 3. Legal Proceedings

We are subject to the legal proceedings and claims described in detail in “Note 22. Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is currently quoted on Nasdaq Capital Market under the symbol “AGRI”, and warrants under the symbol “AGRIW”. The market price has been volatile.

On April 4, 2025, the closing price for our common stock as reported on the Nasdaq Capital Market was $1.16 per share.

Securities outstanding and holders of record

On April 7, 2025, there were approximately 2,124 shareholders of record for our common stock and 1,740,064 shares of our common stock issued and outstanding.

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

Information respecting equity compensation plans

The Company adopted a stock option plan originally on December 12, 2018 (the “Option Plan”), as amended, under which the compensation committee of the Board (the “Compensation Committee”) may from time to time in its discretion, recommend changes to the Option Plan to grant to directors, officers, employees and consultants of the Company non-transferable options to purchase common shares (“Options”). The Board of Directors review recommendations and approve changes. As of the date of this filling, the Company has 545 Options outstanding, and 173,461 Options available for future issuances. The Option Plan was approved by the shareholders of the Company on June 10, 2019.

The following table provides information with respect to options outstanding under our Plan as at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	545	$3,810	173,461
Equity compensation plans not approved by security holders	-	-	-
Total	545	$3,810	173,461

Recent Sales of Unregistered Securities

The Company had the following sales of unregistered securities during the three months ended March 31, 2024:

164,937 common shares were issued upon conversion of convertible debt.

1,266 common shares were issued to consultants.

1,126 common shares were issued as part of compensation to Company officers.

On February 21, 2024, a Convertible Debt Investor purchased an additional tranche of $1,100,000 in convertible debentures and received 33,411 warrants. The convertible Debentures and Debenture Warrants were issued with an exercise price of $21.40. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $21.40.

The Company had the following sales of unregistered securities during the three months ended June 30, 2024:

615,055 common shares were issued upon conversion of convertible debt.

2,323 common shares were issued as part of compensation to Company officers.

157 common shares were issued to consultants.

64 common shares were issued upon conversion of vested prefunded warrants.

On April 11, 2024, an Investor purchased an additional tranche of $550,000. The convertible debt and warrants were issued with an exercise price of $16.30 and $18.00, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the First, Second, Third, Fourth and Fifth Tranche Warrants to $16.30.

On May 22, 2024, an Investor purchased an additional tranche of $833,000. The convertible debt and warrants were issued with an exercise price of $10.00 and $11.00, respectively. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $10.00.

The Company had the following sales of unregistered securities during the three months ended September 30, 2024:

95,000 common shares were issued upon conversion of convertible debt.

5,095 common shares were issued as part of compensation to Company officers and employees.

50,000 common shares were issued as consideration for a business combination.

The Company had the following sales of unregistered securities during the three months ended December 31, 2024:

20,000 common shares were issued upon conversion of convertible debt.

376,863 common shares were issued under the Company’s at-the-market offering.

160,000 common shares were issued upon completion of a private placement.

The Company had the following sales of unregistered securities from January 1, 2025 to April 7, 2025:

From January 1, 2025 through April 7, 2025, the Company issued 189,768 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest of $385,269).

On January 16, 2025, institutional investors purchased $7,700,000 of convertible debt and warrants were issued with an exercise price of $2.62 per share. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62.

On January 17, 2025, acquired a 5 MW bitcoin mining facility located in Columbiana County, Ohio for $4.5 million in cash.

On March 21, 2025, an Investors purchased an additional tranche of $1,320,000. The convertible debt and warrants were issued with an exercise and strike price of $1.99. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth Fifth, Sixth, Seventh, and January 2025 Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and January 2025 Tranche Warrants to $1.99.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2024.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Revenues

During the year, the Company sold and delivered its first shipment of hydroxyl generating devices. The shipment consisted of 5 units for gross sales of $40,845.

The Company sells its products directly to customers and indirectly to customers through sales brokers.

During the fourth quarter of 2024, the Company generated $26,572 of digital assets from its crypto asset production operations.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation. Operating expenses decreased in the year ended December 31, 2024 as compared to December 31, 2023 by $774,813 or 6.95% primarily due to the following:

●	Professional fees and consulting decreased by $533,953 and $857,736, respectively due to a significant decrease in M&A spending during 2024 as a result of the Company focusing on organic growth of currently active ventures and acquisition of crypto production assets.
●	Investor and public relations expenses decreased by $174,233 due to fewer investor and public relations advisory services utilized in 2024 for communication.
●	Wages and salaries decreased by $660,665 due to a reduction in staff head count in 2024.
●	Travel and entertainment decreased by $42,357 due to a reduction in travel for foreign business development.
●	Sales and marketing decreased by $80,201 due to significant reductions in sales and marketing. During 2023 there funds were spent on website upgrades, social media campaigns, and market testing. Fewer similar expenditures were incurred in 2024.
●	Share based compensation decreased by $453,991 due to a significant number of option forfeitures from lower staff head count.
●	Lease expense decreased $229,793 due to the termination of the Company’s long term office lease in 2023. The Company moved to a virtual office in 2024 to reduce costs.
●	Office and administrative costs decreased by $372,415 due to a lower number of employees and contractors employed by the Company in 2024.
●	Write down of construction in progress deposit decreased by $1,963,304, as no similar expense was recorded in 2024.
●	Write off of inventory increased by $38,470 due to the write off of expired UnThink Inventory during 2024.
●	Legal settlement expense increased by $111,196 during 2024 due to a settlement reached in one of the Company’s legal claims.
●	Write off of deposit increased by $50,000 due to the write-off of a construction deposit for a facility construction project that the Company is no longer progressing.

This was partially offset by the following:

●	Impairment loss on intangible assets increased by $4,137,271 due to an impairment on the UN(THINK) intangible asset, none for 2023.
●	Research and development increased by $204,765 increased funds spent on R&D for RCS product development after the acquisition of RCS in 2024.
●	Shareholder and regulatory increased $44,307 due to increased AGM services obtained during the 2024 AGM.
●	Repairs and maintenance expense increased by $20,610 due to the required repairs to the Company’s crypto production assets, none in 2023.

Other Expenses / (Income)

Other expense for the year ended December 31, 2024 increased due to the following:

●	Change in fair value of derivative liabilities decreased by $7,968,356. The gain on changes in fair value of derivative liabilities has decreased significantly due to a larger decrease in the value of the Company’s warrants and convertible debt features from 2023. The decrease in AGRI’s share price continued in 2024, resulting in an additional gain in 2024, however the decrease was less significant than in 2023.
●	Loss on conversion of convertible debt increased by $437,128 as investors converted significant amounts of convertible debentures due to the first triggering of the down round feature in 2024, as well as the repayments in 2024 being entirely comprised of share issuance in lieu of cash. These resulted in a net loss on conversion.
●	Loss on debt extinguishment increased by $2,124,371 due to the down round triggers in 2024, a significant amount of convertible debentures were converted and resulted in a greater than 10% change in the present value of future cash flows. This resulted in recording a debt extinguishment.
●	Change in fair value of long-term investment increased by $97,488. The investment in RCS decreased from 14% to Nil when RCS was fully acquired by the Company in Q3, 2024. RCS’s assets were fully acquired, accounting for a partial investment was no longer required.

This was partially offset by the following:

●	Accretion interest on debentures decreased by $4,984,577 due to the settlement of several tranches of convertible debentures during the year. The debenture balance decreased to $1,443,209 in December 2024 when compared to the outstanding balance of $4,084,643 in December 2023, due to significant conversions and extinguishments in the year, therefore significantly less accretion interest was recorded.
●	The gain on extinguishment of warrant liability of $14,769 relates to the expiry of IPO warrants on July 16, 2024. No similar expiries occurred in 2023.
●	Foreign exchange loss decreased by $279,229 due to a stronger USD during 2024, as cash is held primarily in USD, while expenses are incurred in CAD.
●	A decrease of $101,432 in other loss. In 2024, other loss consisted only of the loss on disposal of fixed assets in the period.
●	An decrease in other income of $57,148, which relates to interest income on cash held in bank accounts.

Critical Accounting Estimates

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available (“asset group”). An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value has been determined using an income approach.

Fair value determinations of intangible assets require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating whether our long-lived assets are recoverable requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, discount rates, growth rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then our intangible might become impaired in the future.

Our intangible asset balance consists of our patented process to develop germinated whole grain wheat flour and hydroxyl generation systems, including the associated R&D, trademark, brand logo, web domain, customer list, device firmware and software, and product blue prints. We test our indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions, unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate.

While there was no single determinative event or factor, the consideration in totality of several factors that developed during the third quarter of 2024 led us to conclude that it was possible that the fair value of our intangible asset was below their carrying amounts. These factors included: (i) a sustained decrease in our share price in 2024, which reduced our market capitalization below the book value of net assets; (ii) lack of financing raised during 2024 due to the economic environment (iii) delays in the launch of the sale of our UN(THINK) flour;

Accordingly, we performed an impairment test on our intangible assets as of September 30, 2024 based on the asset’s fair value based discounted future cash flows. As a result of our impairment test, we determined that an intangible asset was impaired as of September 30, 2024. We recorded impairment on the intangible asset.

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

The First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche of Debenture Warrants, collectively (the “Debenture Warrants”) are categorized as a Level 3 financial instrument. The Company utilized the Monte Carlo option-pricing model to value the Debenture Warrants.

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

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We recorded a net loss of $16,274,815 for the year ended December 31, 2024 compared to $11,733,210 for the year ended December 31, 2023; and recorded an accumulated deficit of $60,782,119 as of December 31, 2024 ($44,507,304 – as of December 31, 2023). Net cash used in operating activities for the year ended December 31, 2024 was $5,271,278 compared to $6,505,072 for the year ended December 31, 2023.

The Company had $489,868 in cash as at December 31, 2024 as compared to $3,878,578 as at December 31, 2023.

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

Cash Flows

The net cash used by operating activities for the year ended December 31, 2024 was $5,271,278 compared to $6,505,072 for the year ended December 31, 2023. The change of $1,233,794 was primarily due to the following:

●	An increase in impairment of intangible assets of $4,137,271 due to a significant decrease in the Company’s share price indicating that impairment testing of the asset was required. The enterprise valuation approach was utilized to determine the value of the impairment. No similar impairment was required in 2023.
●	An increase to the loss on debt conversions and debt extinguishment of $437,128 and $2,124,371, respectively as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions.
●	Non-cash change in fair value of derivative liabilities decreased by $7,968,356 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during 2024, resulting in the smaller revaluation adjustment as at December 31, 2024.

This was partially offset by the following:

●	An increase in net loss of $4,541,605 due to operating expenses noted above.
●	Write down of construction in progress deposit of $1,963,304 due to the termination of an agreement with a construction contractor.
●	An decrease to amortization of debt issuance costs of $5,181,661 as the carrying value of the debentures were lower as at December 31, 2024 compared to December 31, 2023.
●	An increase in prepaid expenses and other current assets used in operating activities of $599,869 due to utilization of consulting retainers and as well as additional prepayments made during the year ended December 31, 2024 for various services.
●	A decrease of share-based compensation of $295,153 due to forfeiture of stock options by departed employees.
●	A decrease of shares issued for compensation of $382,534 due to a lower employee headcount in 2024 than in 2023.
●	A decrease of shares issued for consulting services of $296,687 due to fewer consultants engaged in 2024.
●	All other items in an aggregate amount of $172,519.

The net cash used in investing activities for the year ended December 31, 2024, was used for the purchase of the Redwater property, which consisted of $839,937 for a power plant and equipment; and $673,769 for a power generation agreement. In addition, $356,079 was paid as cash consideration for the RCS business combination, which was completed in the period.

During the year ended December 31, 2023, net cash used in investing activities was for the purchase of an equity investment in RCS for $225,000.

Net cash provided by financing activities for the year ended December 31, 2024 represents net proceeds from debentures of $2,250,000, as well as proceeds from common shares issued for cash of $2,775,616. This was offset by $1,331,467 paid for repayment of convertible debentures and $84,463 related to the financing costs of debentures held by the Company. Net cash provided by financing activities for the year ended December 31, 2023, represents net proceeds from debentures of $9,615,385 as well as common shares issued for cash of $1,342,915. This was partially offset by repayments on convertible debentures of $2,143,091, financing costs of debentures of $387,917 and share issuance costs of $153,220.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AgriFORCE Growing Systems Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AgriFORCE Growing Systems Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, and accordingly has modified its segment disclosures using the retrospective approach.

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

/s/ Marcum LLP

Marcum LLP (PCAOB ID 688)

We have served as the Company’s auditor since 2020

Costa Mesa, CA

April 7, 2025

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	December 31, 2024	December 31, 2023

ASSETS

Current
Cash		$489,868	$3,878,578
Digital assets		26,282	-
Other receivable		115,520	30,859
Deposit receivable		73,849	-
Prepaid expenses and other current assets	5	559,271	272,872
Inventories	6	42,443	38,857
Total current assets		1,307,233	4,221,166

Non-current
Property and equipment, net	7	808,895	11,801
Intangible assets, net	8	8,307,690	12,733,885
Lease deposit, non-current		45,224	63,708
Construction in progress	9	-	113,566
Goodwill	4	294,941	-
Investment	10	-	223,801
Total assets		$10,763,983	$17,367,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	11	$2,583,295	$1,942,011
Debentures	12	1,443,209	4,084,643
Contract liabilities	13	-	15,336
Derivative liabilities	14	293,761	-
Total current liabilities		4,320,265	6,041,990

Non-current
Derivative liabilities	14	191,902	2,690,308
Long term loan	15	41,699	45,365
Other liabilities		98,864	25,684
Total liabilities		4,652,730	8,803,347
Commitments and contingencies	22

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 1,550,296 and 58,415 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively*	16	65,042,657	49,828,942
Additional paid-in-capital	16	2,964,795	3,472,444
Obligation to issue shares	16	44,214	97,094
Accumulated deficit		(60,782,119)	(44,507,304)
Accumulated other comprehensive loss		(1,158,294)	(326,596)
Total shareholders’ equity		6,111,253	8,564,580

Total liabilities and shareholders’ equity		$10,763,983	$17,367,927

*	Periods presented have been adjusted retroactively to reflect the 1:50 reverse stock split effected on October 11, 2023, and the 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 1 – Nature of Operations and Basis of Presentation included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in US dollars)

For the years ended December 31, 2024 and 2023

	Note	2024	2023

Revenue	17	$67,887	$16,281
Cost of sales		89,115	13,577
Gross profit (loss)		(21,228)	2,704

OPERATING EXPENSES
Wages and salaries		2,300,904	2,961,569
Write down of construction in progress deposit	9	-	1,963,304
Consulting		423,500	1,281,236
Professional fees		655,031	1,188,984
Office and administrative		669,310	1,041,725
Share based compensation		387,090	841,081
Depreciation and amortization	7 & 8	667,061	679,844
Investor and public relations		273,492	447,725
Lease expense	21	60,224	290,017
Sales and marketing		141,638	221,840
Shareholder and regulatory		165,779	121,472
Travel and entertainment		67,867	110,224
Research and development	20	211,354	6,589
Repairs and Maintenance		20,610	-
Write-off of inventory		38,470	-
Write-off of deposit		50,000	-
Legal Settlement		111,196	-
Intangible asset impairment	8	4,137,271	-
		10,380,797	11,155,610

Operating loss		(10,402,025)	(11,152,906)

OTHER EXPENSES / (INCOME)
Foreign exchange loss (gain)		(204,218)	75,009
Change in fair value of derivative liabilities	14	(1,392,530)	(9,360,886)
Accretion of interest on debentures	12	2,978,722	7,963,299
Loss (gain) on conversion of convertible debt	12	1,627,858	1,190,730
Loss on debt extinguishment	12	2,805,306	680,935
Loss (gain) on extinguishment of warrant liability		(14,769)	-
Change in fair value of long-term investment	4	97,488	-
Other loss		4,252	105,684
Write-off of deposit		-	12,000
Other income		(29,319)	(86,467)

Net loss		(16,274,815)	(11,733,210)

Other comprehensive loss
Foreign currency translation		(831,698)	316,114

Comprehensive loss		$(17,106,513)	$(11,417,096)

Earnings per share:
Basic		$(22.81)	$(1,011.05)
Diluted		$(28.84)	$(1,011.05)

Weighted average number of common shares outstanding – basic and diluted*
Basic		713,627	11,605
Diluted		407,311	11,605

*	Periods presented have been adjusted retroactively to reflect the 1:50 reverse stock split effected on October 11, 2023, and the 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 1 – Nature of Operations and Basis of Presentation included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US dollars, except share numbers)

		Common Shares		Additional Paid-in-	Obligation to issue	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Note	# of Shares*	Amount	capital	shares	Deficit	income (loss)	Equity
Balance, December 31, 2022		3,159	$27,142,762	$16,816,695	$-	$(32,774,094)	$(642,710)	$10,542,653
Shares issued for conversion of convertible debt	12 & 16	45,670	9,292,871	-	-	-	-	9,292,871
Shares issued for compensation	16	540	348,199	-	97,094	-	-	445,293
Shares issued for consulting services	16	5,811	324,311	-	-	-	-	324,311
Shares issued for cash, net of issuance costs	16	1,249	939,695	-	-	-	-	939,695
Shares issued in private placement	16	200	204,880	-	-	-	-	204,880
Shares issued on conversion of vested prefunded warrants	8 & 16	1,413	11,576,224	(11,576,224)	-	-	-	-
Fractional shares issued due to roundup from 2023 reverse split		373	-	-	-	-	-	-
Cancelled prefunded warrants	5	-	-	(2,085,960)	-	-	-	(2,085,960)
Share based compensation	16	-	-	317,933	-	-	-	317,933
Net loss		-	-	-	-	(11,733,210)	-	(11,733,210)
Foreign currency translation		-	-	-	-	-	316,114	316,114
Balance, December 31, 2023		58,415	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580

Shares issued for conversion of convertible debt	12 & 16	894,991	11,469,407	-	-	-	-	11,469,407
Shares issued for compensation	16	8,545	115,639	-	(52,880)	-	-	62,759
Shares issued for consulting services	16	1,423	27,624	-	-	-	-	27,624
Shares issued for business combination	4	50,000	295,000	-	-	-	-	295,000
Shares issued for cash	16	536,863	2,775,616	-	-	-	-	2,775,616
Shares issued on conversion of vested prefunded warrants	8 & 16	64	530,429	(530,429)	-	-	-	-
Fractional shares rounded down from 2024 reverse split		(5)	-	-	-	-	-	-
Share based compensation	16	-	-	22,780	-	-	-	22,780
Net loss		-	-	-	-	(16,274,815)	-	(16,274,815)
Foreign currency translation		-	-	-	-	-	(831,698)	(831,698)
Balance, December 31, 2024		1,550,296	$65,042,657	$2,964,795	$44,214	$(60,782,119)	$(1,158,294)	$6,111,253

*	Periods presented have been adjusted retroactively to reflect the 1:50 reverse stock split effected on October 11, 2023, and the 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 1 – Nature of Operations and Basis of Presentation included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

For the years ended December 31, 2024 and 2023

	Note	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year		$(16,274,815)	$(11,733,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Write down of construction in progress deposit	9	-	1,963,304
Depreciation and amortization	7 & 8	667,061	679,844
Impairment of intangible asset	8	4,137,271	-
Share based compensation	16	22,780	317,933
Shares issued for consulting services	16	27,624	324,311
Shares issued for compensation	16	62,759	445,293
Loss (gain) on debt conversion	12	1,627,858	1,190,730
Loss on debt extinguishment	12	2,805,306	680,935
Loss on disposal of fixed assets	7	4,252	75,362
Loss on long-term investment	4	97,488	-
Loss on termination of right of use asset		-	30,322
Amortization of debt issuance costs		2,583,211	7,764,872
Write-off of deposit		50,000	12,000
Prepaid research and development	20	63,566	-
Change in fair value of derivative liabilities	14	(1,392,530)	(9,360,886)
Changes in operating assets and liabilities:
Revenue from crypto asset production	17	(26,282)
Other receivables		(84,661)	18,082
Prepaid expenses and other current assets	5	(286,399)	313,470
Inventories		(3,586)	(38,857)
Deposit receivable		(73,849)
Lease deposit asset		15,502	(63,708)
Contingent payable		80,218	-
Accounts payable and accrued liabilities	11	641,284	834,147
Contract liabilities		(15,336)	15,300
Lease deposit liability		-	25,684
Net cash used in operating activities		(5,271,278)	(6,505,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment	10	-	(225,000)
Acquisition of plant and equipment	4	(839,937)	-
Acquisition of power agreement	4	(673,769)	-
Cash consideration paid for business combination	4	(356,079)	-
Net cash used in investing activities		(1,869,785)	(225,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash	16	2,775,616	1,342,915
Share issuance costs paid		-	(153,220)
Proceeds from debentures – net of discount		2,250,000	9,615,385
Repayment of convertible debentures		(1,331,467)	(2,143,091)
Financing costs of debentures		(84,463)	(387,917)
Net cash provided by financing activities		3,609,686	8,274,072

Effect of exchange rate changes on cash		142,667	65,258
Change in cash		(3,388,710)	1,609,258
Cash, beginning of year		3,878,578	2,269,320
Cash, end of year		$489,868	$3,878,578

Supplemental cash flow information:
Cash paid during the period for interest		$53,403	$198,427

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Second Tranche Warrants”)		$-	$2,378,000
Initial fair value of conversion feature of debentures (“Second Tranche Debentures”)		-	1,599,000
Initial fair value of debenture warrants (“Third Tranche Warrants”)		-	1,251,000
Initial fair value of conversion feature of debentures (“Third Tranche Debentures”)		-	1,152,000
Initial fair value of debenture warrants (“Fourth Tranche Warrants”)		-	1,053,000
Initial fair value of conversion feature of debentures (“Fourth Tranche Debentures”)		-	1,065,000
Reclassified accrued construction in progress fees		-	39,875
Shares issued for conversion of convertible debt		-	9,292,871
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		564,000	-
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		359,000	-
Initial fair value of debenture warrants (“Sixth Tranche Warrants”)		198,000	-
Initial fair value of conversion feature of debentures (“Sixth Tranche Debentures”)		242,000	-
Initial fair value of conversion feature of debentures (“Seventh Tranche Debentures”)		297,000	-
Initial fair value of debenture warrants (“Seventh Tranche Warrants”)		369,000	-
Shares issued for conversion of convertible debt		11,469,407	-
Prefunded warrants related to land deposit cancelled		-	2,085,960

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Solutions’ legacy focus was to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). The Company has designed FORCEGH+™ facilities to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation. During 2024, the Company has changed its focus to broaden the use of its proprietary intellectual property across multiple industries. For instance, the Company through its RCS purchase is now able to utilize that technology to deliver solutions across multiple industries, including not only agriculture, but other industries including hospitality, commercial applications, education institutions, residential real estate and transportation.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We strive to market and commercialize both branded consumer product offerings and ingredient supply.

As of the fourth quarter of 2024, the Company has entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1120 BITMAIN Antminer S19j units. The facility is powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns. The Company is proud to announce the launch of sustainable agricultural operations at its newly acquired Bitcoin mining facility in Sturgeon County, Alberta, Canada. By harnessing the excess heat and carbon emissions from Bitcoin mining, AgriFORCE is pioneering a novel approach to promote agricultural productivity while reducing environmental impact.

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

All inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name of entity:	Country of Incorporation	Purpose	Date of Incorporation
AgriFORCE Growing Systems Ltd.	Canada	Parent Company	Dec 22, 2017
un(Think) Food Company Canada Ltd.*	Canada	Food Product Manufacturing	Dec 4, 2019
West Pender Holdings, Inc.	United States	Real Estate Holding and Development Company	Sep 1, 2018
AgriFORCE Investments Inc.	United States	Holding Company	Apr 9, 2019
West Pender Consulting Company	United States	Management Advisory Services	Jul 9, 2019
AGI IP Co.	United States	Intellectual Property	Mar 5, 2020
un(Think) Food Company	United States	Food Product Manufacturing	June 20, 2022
AgriFORCE Europe BV*	Belgium	Holding Company	March 29, 2023
AgriFORCE Belgium BV*	Belgium	Holding Company	March 29, 2023
GrowForce BV*	Belgium	Holding Company	June 19, 2023
Radical Technologies, Ltd.	New York	Hydroxyl Device Manufacturing Company	November 25, 2024
AF Redwater, Inc.	Alberta	Crypto Asset Production Company	November 26, 2024

*	Entities have been dissolved.

Functional and Reporting Currency

The functional currency for each entity included in these consolidated financial statements is the currency of the primary economic environment in which the entity operates. These consolidated financial statements are presented in United States dollars (“USD”). Currency conversion to USD is performed in accordance with ASC 830, Foreign Currency Matters.

Use of Estimates

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of derivative liabilities, valuation of embedded conversion feature, going concern, business combination, impairment as well as depreciation method. Actual results could differ from these estimates and those differences could be material.

Going Concern

The Company has incurred substantial operating losses since its inception, expects to continue to incur significant operating losses for the foreseeable future, and may never become profitable. As reflected in the financial statements, the Company had a working capital deficiency of $2.7 million, an accumulated deficit of approximately $60.8 million at December 31, 2024, a net loss of approximately $16.3 million, and approximately $5.3 million of net cash used in operating activities for the year ended December 31, 2024. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company anticipates incurring additional losses until such time, if ever, that it can obtain marketing approval to sell, and then generate significant sales, of its technology that is currently in development. The Company will need to raise additional capital in order to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is seeking additional financing to support its growth plans. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares.

Reverse Stock Split

On October 11, 2023, the Company executed a one-for-fifty reverse stock split of the Company’s common shares (the “2023 Reverse Split”). As a result of the 2023 Reverse Split, every 50 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2023 Reverse Split were rounded up to the nearest whole number. The 2023 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the 2023 Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2023 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 11, 2023 have been adjusted to reflect the 2023 Reverse Split on a retroactive basis.

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

To meet these requirements, the Company is held its Annual Meeting of Shareholders on November 25, 2024, at which the Company’s shareholders approved the reverse stock split. The reverse stock split was approved by the Company’s Board of Directors and was effective as of the commencement of trading on December 5, 2024.

The Company’s December 5, 2024, reverse stock split was executed as a one-for-one hundred reverse stock split of the Company’s common shares (the “2024 Reverse Split”). As a result of the 2024 Reverse Split, every 100 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2024 Reverse Split were sold at the then prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted stock holders. The 2024 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the 2024 Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2024 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to December 5, 2024 have been adjusted to reflect the 2024 Reverse Split on a retroactive basis.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company’s cash consists of cash maintained in checking and interest-bearing accounts. The Company accounts for financial instruments with original maturities of three months or less at the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2024 and 2023.

Digital assets

Bitcoin awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Digital assets are classified on the Company’s consolidated balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate a portion of its Bitcoin to support operations as needed. The Company measures digital assets at fair value with changes recognized in operating expenses in the consolidated statement of operations. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Sales of Bitcoin by the Company and Bitcoin awarded to the Company are included within the operating activities o the consolidated statement of cash flows as a substantial portion of the Company’s Bitcoin production may be sold within a short period of time from being produced. The Company will monitor its cash needs and sell Bitcoin in the future to fund its cash expenditures as needed.

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

Definite Lived Intangible Asset

Definite lived intangible assets consist of a granted patent and intangible assets acquired from an acquisition. Amortization is computed using the straight-line method over the estimated useful life of the asset (Note 8).

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

Revenue Recognition

Product revenue in 2024 was limited to sales from hydroxyl generators and, we believe, will expand to include sales of our un(Think) Foods products in 2025. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

The Company earns revenue from the production of digital assets through mining activities. The Company provides transaction verification services to the transaction requestor, in addition to the Bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The Bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the Bitcoin network. The Company is currently entitled to the block reward of 3.125 bitcoin.  The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

● For each individual contract, the parties’ rights, the transaction price, and the payment terms are fixed and known as of the inception of each individual contract.

● The transaction requestor and the Bitcoin network each have a unilateral enforceable right to terminate their respective contracts at any time without penalty.

● For each of these respective contracts, contract inception and completion occur simultaneously upon block validation; that is, the contract begins upon, and the duration of the contract does not extend beyond, the validation of an individual blockchain transaction; and each respective contract contains a single performance obligation to perform a transaction validation service and this performance obligation is satisfied at the point-in-time when a block is successfully validated.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of the non-cash consideration (block reward and transaction fees) at contract inception, which is at the time the performance obligation to the requester and the network is fulfilled by successfully validating a block. The Company measures the non-cash consideration which is fixed as of the inception of each individual contract using the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the Company successfully validates a block.

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Digital assets received are recorded as digital assets. Cash flows from selling digital assets are included within the investing activities on the Consolidated Statement of Cash Flows.

The Company evaluates and accounts for its digital assets in accordance with ASU 2023-08, Accounting for and Disclosure of Crypto Assets, the Company measures digital assets at fair value with changes recognized in operating expenses. The Company applies the first-in-first-out method of accounting to its digital assets and tracks the cost basis of the crypto asset by wallet.

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

Loss per common share calculations for all periods have been adjusted to reflect the reverse stock splits effected on October 11, 2023, and December 5, 2024.

Research and Development

Expenditure on research and development activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized as an expense when incurred.

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

There were no material uncertain tax positions as of December 31, 2024 and 2023.

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

In November 2023, FASB issued ASU 2023-07, “Reporting (Topic 820): Improvements to Reportable Segment Disclosures.” ASU 2023-07 provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024 and as a result the Company reported Reportable Segment Disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

4. ACQUISITIONS

(a)	Radical Clean Solutions Acquisition

On August 16, 2024, the Company completed the acquisition of assets of Radical Clean Solutions, Inc. (“RCS”), effectively increasing its interest from 14% to 100%, and providing the Company control over RCS. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds (“VOCs”) and allergy triggers. As the Company’s investment in RCS does not have a readily determinable fair value, the Company previously elected to account for its 14% interest in RCS at cost, less impairment. The Company recognized a loss on the investment of $97,488 during the year ended December 31, 2024.

The acquired business did not contribute revenues or earnings to the Company for the period from August 16, 2024 to December 31, 2024. The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2023.

	Pro forma year ended December 31, 2024	Pro forma year ended December 31, 2023
Revenue	67,887	262,991
Net loss	16,274,815	11,740,635

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

(a) Completion of wall mount design

(b) Completion of patent prosecution for any of the patent applications heretofore provided to Company or any new U.S. patent applications

(c) Execute distribution agreements for other countries or verticals

(d) Production of 250 RCS units

(e) Production of 500 RCS units

(f) Production of 1,000 RCS units

The Consultant is entitled to be awarded 250 restricted common shares of the Company for meeting each milestone.

The Consultant is also entitled to restricted stock units (“RSUs”) provided certain conditions are met.

As of December 31, 2024, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition of RCS.

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

(b)	Redwater Acquisition

On November 28, 2024, the Company completed its acquisition of the Redwater Bitcoin Mining Facility, located in Alberta, Canada. (“Redwater”) for a total purchase price of approximately $1.5 million. Redwater is a Bitcoin mining facility, powered by 1.2 MW of natural gas energy, currently supports over 130 bitcoin mining units and has the scalability to accommodate up to 250 units. The acquisition was accounted for as an asset acquisition as, at the time of acquisition, no outputs were produced from the property, and skilled employees or contractors required for the operation of the facility were not included in the transaction. The purchase price consisted primarily of cash proceeds paid to the seller, and legal transaction costs. The acquired assets will be amortized from their acquisition date over their remaining estimated useful lives.

The purchase price was allocated based on the relative fair value of the assets acquired as follows:

Assets Acquired:	Fair Value
S19J Pro Bitmain ASIC Miners	$102,812
Natural Gas Power Plant	566,009
Power Purchase Agreement	673,769
Bitcoin Mining Facility and Infrastructure	171,116
$1,513,706

The Power Purchase Agreement between the Company and Rivogenix Energy Corp (“Rivogenix”), allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favourable contract asset, and as such was recorded at the present value of the contractual benefit. As per the agreement, Rivogenix procures the natural gas required to generate power using the Natural Gas Power Plant and allows the Company to purchase the power generated at a rate of C$0.05 per kilowatt hour (KWH). The expected power cost per kilowatt hour in Alberta was determined to be C$0.0883, providing a discount of C$0.0383. The power usage required to operate each of the acquired Bitcoin Miners is 75.9KWH per day per Bitcoin Miner. The discount rate used in the present value calculation is 11.25%, and the period of the contract has been determined to be 3 years.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND LAND DEPOSIT

	December 31, 2024	December 31, 2023
Legal retainer	30,976	8,039
Prepaid expenses	248,053	223,624
Inventory advances	227,087	30,654
Purchase Prepayments	53,155	-
Others	-	10,555
	$559,271	$272,872

During the year ended December 31, 2023, the Company wrote off a non-refundable deposit amounting to $12,000 which was related to a land purchase agreement.

6. INVENTORIES

As at December 31, 2024, the Company had $42,443 in finished goods inventory (December 31, 2023 – $38,857 in finished goods).

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2024	December 31, 2023
Computer equipment and software	835,142	30,812
Furniture and fixtures	2,358	10,299
Total property and equipment	837,500	41,111
Less: Accumulated amortization	(28,605)	(29,310)
Property and equipment, net	$808,895	$11,801

Depreciation expense on property and equipment for the year ended December 31, 2024 was $18,792 (December 31, 2023 - $24,892). During the year ended December 31, 2024, the Company disposed of property and equipment which resulted in a loss of $4,252 (December 31, 2023 - $75,362). This is included in other losses.

8. INTANGIBLE ASSETS

	December 31, 2024	December 31, 2023
Manna IP	$7,347,757	$13,404,089
In-process research and development	284,573	-
Trademark	9,485	-
Brand logo	9,485	-
Web domain	9,485	-
Customer list	130,904	-
Device firmware and software	47,429	-
RCS blueprints	18,972
Power Purchase Agreement	625,736	-
Total intangible assets	8,483,826	13,404,089
Less: Accumulated depreciation	(176,136)	(670,204)
Intangible assets, net	$8,307,690	$12,733,885

Intangible assets included $7,209,118 (December 31, 2023 - $12,733,885) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 1,476 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% stopper and SEC Rule 144 restrictions, the prefunded warrants will vest in tranches up until March 10, 2024. When vested the tranches of prefunded warrants are convertible into an equal number of common shares.

On January 3, 2023, Manna satisfied all of its contractual obligations when the patent was approved by the US Patent and Trademark Office and the title was transferred to the Company. During the year ended December 31, 2023, the Company issued 1,413 shares in relation to this transaction. As at December 31, 2024, all prefunded warrants had been converted (December 31, 2023 - 64 unconverted prefunded warrants).

Based on the terms above and in conformity with US GAAP, the Company accounted for purchase as an asset acquisition. The asset was available for use on January 3, 2023. The asset was completed and will be amortized over its useful life of 20 years. The Company recorded $632,051 in amortization expense related to the Manna IP for the year ended December 31, 2024 (December 31, 2023 - $654,952).

As at September 30, 2024, the Company determined that there was an indicator of impairment for the intangible assets due in part to the significant decline in the Company’s stock price as at September 30, 2024. As a result, the Company performed an intangible impairment test and determined that the fair value of the intangible asset was $7,832,200 based on an income approach using forecasted discounted royalty payments. For valuing the Manna IP, the Company made estimates regarding future revenues of a market participant, royalty rate, tax rate, and discount rate. The resulting fair value estimate was considered a level 3 fair value estimate given the significant uncertainty involved in estimating future revenues and other inputs. For purposes of estimating the fair value of the patent, the Company assumed that a market participant would capture between 0.008% and 0.115% of the estimated $52.9 billion flour market between the valuation date and the expiration of the patent in 2038, with an average of 0.073%. The Company accordingly recorded an asset impairment loss of $4,137,271 in operating expenses.

The Company acquired intangible assets from RCS as part of the business combination (Note 4). The following intangible assets were acquired from RCS:

	Weighted Average Useful Life (Years)
In-process research and development	Term of the patent	300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

The Company recorded $16,218 in amortization expense, and a foreign exchange loss of $27,665 related to the RCS assets for the year ended December 31, 2024.

The Company acquired an intangible asset from the acquisition of Redwater, as part of the asset acquisition (note 4). The Power Purchase Agreement between the Company and Rivogenix, allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favourable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit. The period of the contract has been determined to be 3 years. The fair value of the Power Purchase Agreement Contract as of December 31, 2024 is $625,736. The Company recognized $32,335 in amortization expense (reflected in cost of sales) during the year ended December 31, 2024 in relation to the Power Purchase Agreement.

The estimated annual amortization expense, for all intangible assets held, for the next five years is as follows:

Period ending:	Amount
2025	$855,026
2026	829,661
2027	797,143
2028	615,589
2029	600,080
Subsequent years	4,610,191
Total	$8,307,690

9. CONSTRUCTION IN PROGRESS

The Company engaged external contractors to begin construction work on its first facility. During the year ended December 31, 2023, the Company terminated the agreement with one of its construction contractors and wrote down the deposit of $1,963,304 as the return of the deposit is being disputed with the construction contractor. As of December 31, 2024, there were no outstanding progress payments related to facility construction. (December 31, 2023 – $113,566 ).

10. INVESTMENT

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

On August 16, 2024, the Company acquired the assets of RCS as part of a business combination. The investment in RCS was accounted for as part of the step-acquisition accounting (Note 4). As at December 31, 2024, the carrying value of the investment in RCS was $Nil (December 31, 2023 - $223,801).

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2024	December 31, 2023
Accounts payable	$696,168	$1,073,560
Accrued expenses	1,887,127	868,451
	$2,583,295	$1,942,011

12. DEBENTURES

On June 30, 2022, the Company executed the definitive agreements (the “Purchase Agreements”) with arm’s length accredited institutional investors (certain “Investors”) for $14,025,000 in debentures with a 10% original issue discount for gross proceeds of $12,750,000 (“First Tranche Debentures”). The First Tranche Debentures were convertible into common shares at $11,100.00 per share. In addition, the Investors received 822 warrants at a strike price of $12,210.00, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interested.

The Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

On January 17, 2023, the Investors purchased additional debentures totaling $5,076,923 with a 10% original issue discount for gross proceeds of $4,615,385 (the “Second Tranche Debenture”). The Second Tranche Debentures were convertible into common shares at $6,200.00 per share and the Investors received an additional 532 warrants at a strike price of $6,200.00, which expire on December 31, 2025 (the “Second Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Warrants to $6,200.00. The transaction costs incurred in relation to second tranche were $325,962.

On June 26, 2023, the Company entered into waiver and amendment agreements (“Debenture Modification Agreements”) with the Investors to modify terms of the Purchase Agreements. The Debenture Modification Agreements provide as follows:

1.	The July 1, 2023 interest and principal payments will be settled with the Company’s Common Shares.
2.	The Conversion Price has been reduced to the lower of $2,250.00 or the price of subsequent dilutive issuances under the Company’s ATM program.
3.	100% of ATM proceeds up to $1 million USD may be kept by Company, while any dollar amount over this threshold will be distributed 33% to the Company and 67% to the Investors.
4.	The minimum tranche value for Additional Closings has been reduced from $5.0 million to $2.5 million.
5.	The Investors have each agreed to raise no objection to one or more private placements of securities by the Company with an aggregate purchase price of up to $1,000,000 at a purchase price of at least $1,250.00 per common share and two-year warrant (with a per share exercise price of $2,500.00, and no registration rights).
6.	The Company may not prepay any portion of the principal amount of this Debenture without the prior written consent of the Investor; However the Company must apply the approved or percentage of approved gross proceeds from the sale of its Common Stock from an at-the-market offering to prepay this Debenture (pro-rated among all Debentures) and shall be permitted to prepay the Debentures notwithstanding any contrary provision of this Debenture or the Purchase Agreement.

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

On October 18, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Third Tranche Debenture”). The Third Tranche Debentures were convertible into common shares at $262.00 per share and the Investors received an additional 6,202 warrants at a strike price of $262.00, which expire on April 18, 2027 (the “Third Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures and the First and Second Tranche Warrants to $262.00. The transaction costs incurred in relation to third tranche were $31,915.

On November 30, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Fourth Tranche Debenture”). The Fourth Tranche Debentures were convertible into common shares at $90.00 per share and the Investors received an additional 19,861 warrants at a strike price of $90.00, which expire on May 30, 2027 (the “Fourth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures and the First, Second and Third Tranche Warrants to $90.00. The transaction costs incurred in relation to fourth tranche were $30,040.

On February 21, 2024, the Investors purchased additional debentures totaling $1,100,000 with a 10% original issue discount for gross proceeds of $1,000,000 (the “Fifth Tranche Debenture”). The Fifth Tranche Debentures were convertible into common shares at $21.40 per share and the Investors received an additional 33,411 warrants at a strike price of $23.54, which expire on August 21, 2027 (the “Fifth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third and Fourth Tranche Debentures and the First, Second, Third and Fourth Tranche Warrants to $21.40. The transaction costs incurred in relation to fifth tranche were $50,000.

On April 11, 2024, the Investors purchased additional debentures totaling $550,000 with a 10% original issue discount for gross proceeds of $500,000 (the “Sixth Tranche Debenture”). The Sixth Tranche Debentures were convertible into common shares at $16.30 per share and the Investors received an additional 21,933 warrants at a strike price of $18.00, which expire on October 11, 2027 (the “Sixth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and Warrants to $16.30. The transaction costs incurred in relation to sixth tranche were $31,309.

On May 22, 2024, the Investors purchased additional debentures totaling $833,000 with a 10% original issue discount for gross proceeds of $750,000 (the “Seventh Tranche Debenture”). The Seventh Tranche Debentures were convertible into common shares at $10.00 per share and the Investors received an additional 54,145 warrants at a strike price of $11.00, which expire on November 22, 2027 (the “Seventh Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $10.00. The transaction costs incurred in relation to seventh tranche were $3,154.

During the year ended December 31, 2024, the Investors converted the full principal balance of the Third, Fifth, Sixth and Seventh Tranche Debenture which resulted in extinguishments of the existing debts (see below).

The First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures (the “Debentures”) have an interest rate of 5% for the first 12 months, 6% for the subsequent 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which began on September 1, 2022 for the First Tranche Debentures, July 1, 2023 for the Second Tranche Debentures, January 1, 2024 for the Third Tranche Debentures, May 1, 2024 for the Fourth Tranche Debentures, August 1, 2024 for the Fifth Tranche Debentures, October 1, 2024 for the Sixth Tranche Debentures and November 1, 2024 for the Seventh Tranche Debentures. The Debentures may be extended by nine months at the election of the Company by paying a sum equal to nine months’ interest on the principal amount outstanding at the end of the 18th month, at the rate of 8% per annum.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	December 31, 2024	December 31, 2023
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$25,000	$3,029,676
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	2,940,461
Principal (Third Tranche Debentures)	04/18/2026	5.00% - 8.00%	-	2,750,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	1,485,714	2,750,000
Principal (Fifth Tranche Debentures)	08/20/2026	5.00% - 8.00%	-	-
Debt issuance costs and discounts (Note 12 & 14)			(92,505)	(7,385,494)
Total Debentures (current)			$1,443,209	$4,084,643

The effective interest rates of the First Tranche Debentures were 23.47% as of December 31, 2024 (December 31, 2023 – 168.60%). The fair value of the First Tranche Debentures as of December 31, 2024 was $26,560 (Level 3).

The effective interest rates of the Second Tranche Debentures were 50.4% as of December 31, 2024 and (December 31, 2023 – 320.16%). The fair value of the second Tranche Debentures as of December 31, 2024 was $26,564 (Level 3).

The effective interest rates of the Fourth Tranche Debentures were 24.72% as of December 31, 2024 (December 31, 2023 – 218.5%). The fair value of the Fourth Tranche Debentures as of December 31, 2024 was $1,390,085 (Level 3).

During the year ended December 31, 2024, the Investors converted $11,272,605 of principal (December 31, 2023 – $6,543,721) and $196,802 of interest (December 31, 2023 - $426,661) into shares of the Company resulting in a $1,627,858 (December 31, 2023 - $1,190,730) loss on the conversion of convertible debentures and $2,805,306 (December 31, 2023 - $Nil) of losses on the extinguishment of debentures. During the year ended December 31, 2023 there were no debt extinguishments incurred. During the year ended December 31, 2024, the Company incurred $2,978,722(December 31, 2023 - $7,963,299) in accretion interest and made $1,331,467 of cash repayments (December 31, 2023 - $2,143,091).

During the year ended December 31, 2024, the Investors converted $11,469,407 of the First, Second, Third, Fourth, Fifth, Sixth and Seventh Tranche Debentures into 894,991 shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt for the remaining First and Second Tranches. As a result, the Company recorded a loss on debt extinguishment in the amount of $2,805,306. During the year ended December 31, 2023 there were no debt extinguishments incurred.

Subsequent to the year end, on January 16, 2025, the Company entered into security purchase agreements with certain accredited investors for the purchase of $7,700,000 in convertible debentures (the “January 2025 debentures”) due January 16, 2026. The Debentures were convertible into common shares at $2.62 per share. The Convertible Debt Investors had the right to purchase additional tranches up to a total additional principal amount of $42,300,000. In addition, the accredited investors received 1,910,306 warrants at a strike price of $2.882 which expire on July 16, 2028 (the “January 2025 Debenture Warrants”). The Debenture Warrants and Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices.

13. CONTRACT BALANCES

As at December 31, 2024, the Company did not have any outstanding advance payments for product sales not yet delivered, As at December 31, 2023, the Company had $15,336 advance payments outstanding, which were recognized as a contract liability.

14. DERIVATIVE LIABILITIES

The Company’s derivative liabilities consist of warrants, denominated in a currency other than the Company’s functional currency (the “Warrant Liabilities”) and conversion rights embedded in the Debentures (the “Debenture Convertible Features”), see Note 12.

Warrant Liabilities

As at December 31, 2024, the Warrant Liabilities represent aggregate fair value of 200 warrants issued in a private placement (“Private Placement Warrants”) (Note 16), 822 First Tranche Warrants, 532 Second Tranche Warrants, 6,202 Third Tranche Warrants, 19,861 Fourth Tranche Warrants, 33,411 Fifth Tranche Warrants, 21,933 Sixth Tranche Warrants and 54,145 Seventh Tranche Warrants (“Debenture Warrants”).

The fair value of the IPO Warrants and Rep Warrants amounted to $21 To (December 31, 2023 - $11,308). The Rep Warrants were exercisable one year from the effective date of the IPO registration statement, expiring three years after the effective date. As of July 16, 2024, 645 Company warrants issued as part of its IPO expired which consisted of publicly traded 618 Series A warrants (“IPO Warrants”) and 27 representative’s warrants (“Rep Warrants”). The expiry resulted in a gain on extinguishment of warrant liability of $14,769.

The fair value of the Private Placement Warrants amounted to $23 (December 31, 2023 - $23). As at December 31, 2024 the Company utilized the Black-Scholes option-pricing model for the Private Placement Warrants and used the following assumptions: stock price $0.47 (December 31, 2023 - $47.00 ), dividend yield – nil (December 31, 2023 – nil), expected volatility 105% (December 31, 2023 – 105% to 117%), risk free rate of return 3.88% (December 31, 2023 – 3.67% - 3.88% ), and expected term of 1.50 years (December 31, 2023 – expected term of 1.50 years to 3 years).

As at December 31, 2024 the First Tranche Warrants had a fair value that amounted to $24,000 (December 31, 2023 - $24,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $2.37 (December 31, 2023 - $47.00), dividend yield – nil (December 31, 2023 – nil), expected volatility 90.0% (December 31, 2023 – 100.0%), risk free rate of return 4.16% (December 31, 2023 – 4.23%), and expected term of 1 year (December 31, 2023 – expected term of 2 years).

As at December 31, 2024 the Second Tranche Warrants had a fair value that amounted to $15,000 (December 31, 2023 - $15,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $2.37 (December 31, 2023 - $47.00), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% (December 31, 2023 – 105.0% ), risk free rate of return 4.21% (December 31, 2023 – 4.12% ), and expected term of 1.55 years (December 31, 2023 – expected term of 2.55 years).

As at December 31, 2024 the Third Tranche Warrants had a fair value that amounted to $192,000 (December 31, 2023 - $192,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $2.37 (December 31, 2023 - $47.00), dividend yield – nil (December 31, 2023 – nil), expected volatility 95.0% (December 31, 2023 – 107.5%), risk free rate of return 4.26% (December 31, 2023 – 3.98%), and expected term of 2.3 years (December 31, 2023 – expected term of 3.3 years).

As at December 31, 2024 the Fourth Tranche Warrants had a fair value that amounted to $724,000 (December 31, 2023 - $724,000). As at December 31, 2023 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $2.37 (December 31, 2023 - $47.00), dividend yield – nil (December 31, 2023 – nil), expected volatility 90.0% (December 31, 2023 – 107.5%), risk free rate of return 4.20% (December 31, 2023 – 3.97% ), and expected term of 2.42 years (December 31, 2023 – expected term of 3.42 years).

As at December 31, 2024 the Fifth Tranche Warrants had a fair value that amounted to $111,000 (February 21, 2024 - $564,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $2.37 (February 21, 2024 - $21.00), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 4.26% (February 21, 2024 – 4.40%), and expected term of 2.64 years (February 21, 2024 – expected term of 3.50 years).

As at December 31, 2024 the Sixth Tranche Warrants had a fair value that amounted to $73,000 (April 11, 2024 - $242,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Sixth Tranche Warrants using the following assumptions: stock price $2.37 (April 11, 2024 – $16.00), dividend yield – nil (April 11, 2024 – nil), expected volatility 95.0% (April 11, 2024 – 95.0%), risk free rate of return 4.27% (April 11, 2024 – 4.73%), and expected term of 2.78 years (April 11, 2024 – expected term of 3.50 years).

As at December 31, 2024 the Seventh Tranche Warrants had a fair value that amounted to $170,000 (May 22, 2024 - $369,000). As at December 31, 2024 the Company utilized the Monte Carlo option-pricing model to value the Seventh Tranche Warrants using the following assumptions: stock price $2.37 (May 22, 2024 – $10.00), dividend yield – nil (May 22, 2024 – nil), expected volatility 95.0% (May 22, 2024 – 95.0%), risk free rate of return 4.27% (May 22, 2024 – 4.60%), and expected term of 2.89 years (May 22, 2024 – expected term of 3.50 years).

Debenture Convertible Feature

As at December 31, 2024 the fair value of the First Tranche Debentures’ convertible feature amounted to $164,000 (December 31, 2023 - $164,000 ). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (December 31, 2023 - $0.47 ), dividend yield – nil (December 31, 2023 – nil), expected volatility 100.0% (December 31, 2023 – 100.0% ), risk free rate of return 5.03% (December 31, 2023 – 5.03% ), discount rate 17.50% (December 31, 2023 – 17.50% ), and expected term of 1 year (December 31, 2023 – 1 year).

As at December 31, 2024 the fair value of the Second Tranche Debentures’ convertible feature amounted to $429,000 (December 31, 2023 - $429,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.47 (December 31, 2023 - $0.47), dividend yield – nil (December 31, 2023 – nil), expected volatility 105.0% (December 31, 2023 – 105.0%), risk free rate of return 4.51% (December 31, 2023 – 4.51%), discount rate 17.50% (December 31, 2023 – 17.50%), and expected term of 1.55 years (December 31, 2023 – 1.55 years).

As at December 31, 2024 the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $317,000 (December 31, 2023 – $640,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $2.37 (December 31, 2023 - $47.00), dividend yield – nil (December 31, 2023 – nil), expected volatility 90.0% (December 31, 2023 – 107.5%), risk free rate of return 4.20% (December 31, 2023 – 4.12%), discount rate 11.25% (December 31, 2023 – 17.25%), and expected term of 1.42 years (December 31, 2023 – 2.42 years).

As at December 31, 2024 the fair value of the Fifth Tranche Debentures’ convertible feature amounted to $92,000 (February 21, 2024 - $359,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $0.05 (February 21, 2024 – $0.21), dividend yield – nil (February 21, 2024 – nil), expected volatility 95.0% (February 21, 2024 – 105.0%), risk free rate of return 3.66% (February 21, 2024 – 4.54%), discount rate 12.25% (February 21, 2024 – 16.00%), and expected term of 1.89 years (February 21, 2024 – 2.50 years).

During the year ended December 31, 2024, the Investors converted the full principal balance of the Third, Sixth and Seventh Tranche Debenture which resulted in an extinguishment of the existing debt and convertible feature. On March 31, 2024, the fair value of the Third Tranche Debentures’ convertible feature amounted to $614,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $18.00, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.59%, discount rate 18.00%, and expected term of 2.05 years. On April 11, 2024, the fair value of the Sixth Tranche Debentures’ convertible feature amounted to $197,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $16.00, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.85%, discount rate 19.00%, and expected term of 2.50 years. On May 22, 2024, the fair value of the Seventh Tranche Debentures’ convertible feature amounted to $295,000. The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $10.00, dividend yield – nil, expected volatility 95.0%, risk free rate of return 4.75%, discount rate 19.00%, and expected term of 2.50 years.

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2024 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2023	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,703,836)	(2,703,836)
Expiries	(14,769)	-	-	(14,769)
Change in fair value	4,104	(1,890,135)	493,501	(1,392,530)
Effect of exchange rate changes	(622)	(47,985)	(73,903)	(122,510)
Balance at December 31, 2024	$21	$191,880	$293,762	$485,663

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2023 were as follows:

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2022	$275,115	$2,917,000	$1,457,000	$4,649,115
Additions	45,120	4,682,000	3,816,000	8,543,120
Conversions	-	-	(1,229,482)	(1,229,482)
Change in fair value	(314,995)	(6,670,231)	(2,375,660)	(9,360,886)
Effect of exchange rate changes	6,068	26,231	56,142	88,441
Balance at December 31, 2023	$11,308	$955,000	$1,724,000	$2,690,308

Due to the expiry date of the warrants and conversion feature being subsequent to December 31, 2024, the liabilities have been classified as non-current.

15. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $27,799 (CAD$40,000) (December 31, 2023 - $30,243 (CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $13,900 (CAD$20,000) (December 31, 2023 - $15,122 (CAD$20,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan is interest free for an initial term that ends on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at December 31, 2024 was $41,699 (CAD $60,000) (December 31, 2023 - $45,365 (CAD $60,000)).

16. SHARE CAPITAL

a)	Authorized Share Capital

The Company is authorized to issue unlimited preferred shares with no par value and unlimited common shares with no par value.

b)	Issued Share Capital

On June 17, 2024 the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. As at December 31, 2024, no shares have been repurchased under the Repurchase Program.

During the year ended December 31, 2024, the Company issued share for cash under its at-the-market agreement (the “ATM”). In total, 536,863 share were issued for $2,973,470, less share issuance costs of $197,509.

On October 15, 2024, the Company entered into a private placement agreement issuing 160,000 common shares for proceeds of $800,000.

During the year ended December 31, 2023, the Company issued shares for cash under its ATM. In total 1,247 shares were issued for $1,092,915 less share issuance costs of $153,220.

On June 20, 2023 the Company entered in to a private placement agreement issuing 200 units of one common share and one whole Private Placement Warrant at a strike price of $2,500 with an expiry date of June 20, 2025 for total consideration of $250,000. The fair value of the Private Placement Warrants at initial recognition was $45,120.

As at December 31, 2024, the Company owed $44,214 worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

The Company had the following common share transactions during the year ended December 31, 2024:

	# of shares	Amount
Shares issued for cash, net of share issuance costs	376,863	$1,975,616
Shares issued in private placement	160,000	800,000
Common shares issued for conversion of convertible debt	894,991	11,469,407
Shares issued on conversion of vested prefunded warrants	64	530,429
Shares issued for compensation	8,545	115,639
Common shares issued to consultants	1,423	27,624
Common shares issued as part of a Business Combination	50,000	295,000
Fractional shares rounded down from 2024 reverse split	(5)	-
Total common shares issued	1,491,881	$15,213,716

The Company had the following common share transactions during the year ended December 31, 2023:

	# of shares	Amount
Shares issued for cash, net of share issuance costs	1,249	$939,695
Shares issued in private placement	200	204,880
Common shares issued for conversion of convertible debt	45,670	9,292,871
Shares issued on conversion of vested prefunded warrants	1,413	11,576,224
Shares issued for compensation	540	348,199
Common shares issued to consultants	5,811	324,311
Fractional shares issued due to roundup from 2023 reverse split	373	-
Total common shares issued	55,256	$22,686,180

c)	Stock Options

The Company has adopted a stock option plan (the “Option Plan”) for its directors, officers, employees and consultants to acquire common shares of the Company. The terms and conditions of the stock options are determined by the Board of Directors.

For the year ended December 31, 2024, the Company recorded aggregate share-based compensation expense of $22,780 (December 31, 2023 - $317,933) for all stock options on a straight-line basis over the vesting period.

As of December 31, 2024, 545 (December 31, 2023 – 761 ) options were outstanding at a weighted average exercise price of $4,236 (December 31, 2023 - $4,175), of which 545 (December 31, 2023 – 263) were exercisable.

The amounts recognized as share-based payments and stock options are included in share-based compensation in the Statement of Loss and Comprehensive Loss.

As of December 31, 2024, there was $24,967 (December 31, 2023 - $116,646) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.

The following summarizes stock option activity during the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Balance at December 31, 2022	273	$16,509.89	4.24
Granted	579	$450.00	4.70
Forfeited	(38)	$13,366.42	-
Cancelled	(51)	$22,423.92	-
Balance at December 31, 2023	761	$4,174.78	4.37
Granted	-	$-	-
Forfeited	(90)	$1,722.14	-
Cancelled	(126)	$4,976.98	-
Balance at December 31, 2024	545	$4,236.16	3.38

The Company’s outstanding and exercisable stock options at December 31, 2024 were:

	Outstanding Options			Exercisable Options
Expiry Date	Number	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
			$		$
June 30, 2026	13	1.50	16,505.66	13	16,505.66
May 31, 2026	23	1.41	35,000.00	23	35,000.00
July 15, 2026	11	1.54	35,000.00	11	35,000.00
September 30, 2026	10	1.75	35,000.00	10	35,000.00
November 18, 2027	63	2.88	5,700.00	63	5,700.00
September 12, 2028	425	3.70	450.00	425	450.00
Total Share Options	545	3.38	4,236.16	545	4,236.16

The following table summarizes the Company’s weighted average assumptions used in the valuation of options granted during the year ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Expected volatility	-%	77.46%
Expected term (in years)	-	2.82
Risk-free interest rate	-%	3.97%
Fair value of options	$-	$2.31

d)	Warrants

The Company’s outstanding warrants as of December 31, 2024 were:

	Number of warrants	Weighted average exercise price		Expiry Date
		$
Outstanding, December 31, 2022	1,976	24,531.44
Granted January 17, 2023	532	10.00	ab	July 17, 2026
Granted June 20, 2023	200	2,500.00		June 20, 2025
Granted October 18, 2023	6,202	10.00	ab	April 18, 2027
Granted November 30, 2023	19,861	10.00	ab	May 30, 2027
Outstanding, December 31, 2023	28,771	2,314.07
Granted February 21, 2024	33,411	10.00	ab	August 21, 2027
Granted April 11, 2024	21,933	10.00	ab	October 11, 2027
Granted May 22, 2024	54,145	11.00	ab	November 22, 2027
Expired July 16, 2024	(645)	30,000.00
Outstanding, December 31, 2024	137,615	351.57

(a)	The issuance of the Seventh Tranche Debenture on May 22, 2024 triggered the down round provision, adjusting the exercise prices of the Debenture Warrants to $10.00 (Note 12).

(b)	Subsequent to December 31, 2024, On January 16, 2025, institutional investors purchased $7,700,000 of convertible debt and warrants were issued with an exercise price of $2.62 per share. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62.

e)	Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Diluted net loss per share is computed by giving effect to all potential weighted average dilutive common stock. For diluted net loss per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.

The following table sets forth the computation of basic and diluted net loss per share:

	December 31, 2024	December 31, 2023
Basic net loss per share:
Numerator
Net loss	$(16,274,815)	$(11,733,210)
Denominator
Basic weighted-average common share outstanding	713,627	11,605
Basic net loss per share	$(22.81)	$(1,011.05)

Diluted net loss per share:
Numerator
Net loss	$(16,274,815)	$(11,733,210)
Assumed net loss attributable upon redemption of convertible debentures	$(2,388,890)	-
Change in fair value of convertible debenture derivatives	$(493,501)	-
Loss on conversion and extinguishment of convertible debentures	$4,433,164	-
Interest expense, amortization of debt discount and issuance costs of convertible debentures	$2,978,722	-
Diluted net loss	$(11,745,320)	-
Denominator
Number of shares used in basic net loss per share computation	713,627	11,605
Weight-average effect of potentially dilutive securities:		-
Convertible debentures	(306,316)	-
Diluted weighted-average common share outstanding	407,311	11,605
Diluted net loss per share	$(28.84)	$(1,011.05)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	December 31, 2024	December 31, 2023
Warrants	137,615	28,771
Options	545	761
Prefunded warrants	-	-
Convertible debentures	-	134,448
Total anti-dilutive weighted average shares	138,160	163,980

17. REVENUE

For the year ended December 31, 2024, the Company sold hydroxyl generating devices. The Company’s revenue from the hydroxyl generating devices sales are as follows:

	December 31, 2024	December 31, 2023

HVAC devices	$-	$13,753
Transport devices	-	2,528
QuadPro devices	41,315	-
Crypto asset production	26,572	-
	$67,887	$16,281

18. INCOME TAXES

For the year ended December 31, 2024 and 2023, loss before income tax provision consisted of the following:

	December 31, 2024	December 31, 2023

Domestic operations – Canada	$(15,395,415)	$(10,981,917)
Foreign operations - United States	(879,400)	(751,293)
Total loss before taxes	$(16,274,815)	$(11,733,210)

Income tax expense (benefit) consists of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Loss before taxes	$(16,274,815)	$(11,733,210)
Statutory tax rate	27.00%	27.00%
Income taxes at the statutory rate	$(4,394,200)	$(3,167,967)
Change in fair value of derivative liabilities	(377,536)	(2,525,761)
Non-deductible accretion interest	671,064	1,665,506
Debt conversion and extinguishment losses	1,195,929	509,945
Stock-based compensation	109,803	314,023
Share issue costs	(126,529)	(167,075)
Foreign currency translation	1,159,454	(185,096)
Other	(80,453)	1,893
Total	$(1,842,468)	$(3,554,532)

Change in valuation allowance	$1,842,468	$3,554,532
Total income tax expense (benefit)	$-	$-

The Company is subject to Canadian federal and provincial tax for the estimated assessable profit for the years ended December 31, 2024 and 2023 at a rate of 27%.

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

	December 31, 2024	December 31, 2023
Deferred tax assets:
Unused net operating losses carry forward - Canada and United States	$11,941,424	$10,964,564
Share issue costs	261,984	285,654
Tangible capital assets	(51,391)	2,692
Intangible capital assets	943,361	-
Total deferred tax assets	13,095,378	11,252,910
Valuation allowance	(13,095,378)	(11,252,910)
	$-	$-

The Company has non-capital losses of $38.7 million as of December 31, 2024 and $37.4 million as of December 31, 2023, which can be used to offset future taxable income in Canada, and are due to expire in the following years:

2038	$1,855,758
2039	4,203,902
2040	2,166,985
2041	5,892,732
2042	10,250,711
Thereafter	14,375,687
$38,745,775

For foreign operations in United States, aggregate net operating losses are $3.8 million as of December 31, 2024 and $2.2 million as of December 31, 2023 which can be carried forward indefinitely. Non-Capital Losses in Canada can be carried forward after change of ownership, if the particular business which gave rise to the loss is carried on by the company for profit or with a reasonable expectation of profit. Certain accumulated net operating losses in United States are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code (“IRC”) Section 382. These rules will limit the utilization of the losses. No analysis has been done as of December 31, 2024 since the Company continued to generate losses and no net operating losses have been utilized

The Company files income tax returns in Canada and the United States and is subject to examination in these jurisdictions for all years since the Company’s inception in 2017. As at December 31, 2024, no tax authority audits are currently underway.

The Company currently has no uncertain tax position and is therefore not reflecting any adjustments.

19. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

As of December 31, 2024, $600,000 (December 31, 2023, $57,561) in total was owing to officers and directors, or to companies owned by officers and directors, of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the years ended December 31, 2024 and 2023, the Company incurred $58,445 and $8,213, respectively, to our U.S. general counsel firm, Enso Law against legal services, a corporation controlled by the Chairman of the Company.

There were no other payments to related parties for the years ended December 31, 2024 and 2023 other than expense reimbursements in the ordinary course of business.

20. RESEARCH AND DEVELOPMENT

During the year ended December 31, 2024, the Company spent $211,354 in research and development costs in relation to RCS product development and UN(THINK)™ production research. During the year ended December 31, 2023, the Company spent $6,589 in research and development costs in relation to UN(THINK)™ food product development. The following represents the breakdown of research and development activities:

	December 31, 2024	December 31, 2023
Product development	147,788	6,589
Production research	63,566	-
	$211,354	$6,589

21. LEASES

On November 1, 2023, the Company terminated its operating lease for office space. This resulted in a loss of $30,322 which is included in other loss. On the same date, the Company entered into a new short-term lease and has elected not to apply the recognition requirements under ASC 842 “Leases”. The Company has no finance leases.

The components of lease expenses were as follows:

	December 31, 2024	December 31, 2023
Operating lease cost	$-	$242,632
Short-term lease cost	60,224	47,385
Total lease expenses	$60,224	$290,017

22. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of December 31, 2024:

2024	$1,430,000
2025	55,714
$1,485,714

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

The likelihood of an unfavorable outcome is not probable given the facts supporting AgriFORCE’s ‘for cause’ termination of Mr. Mueller as well as the significant expense that Mr. Mueller would have to incur to advance this matter to trial.

On September 31, 2023, Stronghold filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for the Coachella property (Note 5). Stronghold alleges that AgriFORCE breached the PSA by failing to deposit certain stocks certificates into Escrow, failing to pay amounts owed for its costs incurred in connection with the Sellers Work, and for terminating the PSA despite Stronghold’s performance of the Sellers Work. Stronghold is claiming $451,684.00 plus interest in damages based on invoices it provided. AgriFORCE will dispute, among other things, the amount and invoices, estimating approximately $230,000 as Stronghold’s true expenses that may be claimed. The Company filed their answer on February 26, 2024. On January 17, 2025, the Company settled the complaint with Stronghold and agreed to pay Stronghold $20,833 monthly for 12 months beginning February 1, 2025.

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

On July 11, 2024, AgriFORCE’s former General Counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that AgriFORCE wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Former General Counsel alleges to have suffered damages including, among other things, a loss of base salary of $250,000 CAD per annum, damages from not receiving common stock of AgriFORCE equivalent in value to $62,500 CAD, and damages from not receiving entitlement to the Company’s short-term incentive bonus of $90,563 CAD, and participation in the Company’s long-term incentive stock option program, and participation in the Company’s Group Benefits plan. The Company filed a response to the claim on August 2, 2024. AgriFORCE’s position is that General Counsel was terminated for ‘just cause’. On January 6, 2025, the Company settled the Civil Claim with the Company’s former General Counsel and agreed to pay a settlement amount of $160,000 CAD (accrued) to the Company’s former General Counsel.

23. SEGMENTED INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e. operating segments have not been aggregated). The Company’s operating and reportable segments at December 31, 2024, include Unthink Food, which produces high protein baking flour; Radical Clean Solutions, which sells its patented hydroxyl devices; and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. At December 31, 2024, Bitcoin Mining operations were conducted at the Redwater Property in Alberta, Canada. Subsequent to December 31, 2024, on January 17, 2025, the Company will add Bitcoin Mining operations in Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

The information used by the CODM to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements is net income. Segment financial information is used to monitor forecast versus actual results in order to make key operating decisions for each segment. The CODM evaluates the performance or allocate resources for each segment based on the Company’s assets or liabilities.

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Year Ended December 31, 2024
Revenue	$-	$41,315	$26,572	$-	$67,887
Significant segment expenses
Costs of services	-	-	54,923	-	54,923
Cost of inventory sold	-	34,192	-	-	34,192
Gross profit (loss)		7,123	(28,351)		(21,228)
Selling, general and administrative	885,956	296,488	-	4,173,747	5,356,191
Acquisition-related integration costs	-	-	20,610	-	20,610
Depreciation	631,399	-	16,809	18,853	667,061
Accretion interest expense	-	-	-	2,978,722	2,978,722
Impairment expense	4,137,271	-	-	-	4,137,271
Foreign exchange loss / gain	(385)			(203,835)	(204,220)
Change in fair value of derivatives				(1,392,530)	(1,392,530)
Loss (gain) on conversion of convertible debt				1,627,858	1,627,858
Loss on debt extinguishment				2,805,306	2,805,306
Other segment items	38,938	512	-	217,868	257,318
Total operating expenses and other expenses (income)	5,693,179	297,000	37,419	10,225,989	16,253,587
Net Loss	$(5,693,179)	$(289,877)	$(65,770)	$(10,225,989)	$(16,274,815)

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Year Ended December 31, 2023
Revenue	$-	$16,281	$-	$-	$16,281
Significant segment expenses
Costs of services	-	-	-	-	-
Cost of inventory sold	-	13,577	-	-	13,577
Gross margin		2,704			2,704
Selling, general and administrative	682,868	15,761	-	7,813,833	8,512,462
Acquisition-related integration costs	-	-	-	-	-
Depreciation	670,411	-	-	9,433	679,844
Interest expense	-	-	-	7,963,299	7,963,299
Impairment expense	-	-	-	1,963,304	1,963,304
Foreign exchange loss / gain				75,009	75,009
Change in fair value of derivatives				(9,360,886)	(9,360,886)
Loss (gain) on conversion of convertible debt				1,190,730	1,190,730
Loss on debt extinguishment				680,935	680,935
Other segment items	(4,440)	1,248	-	34,409	31,217
Total operating expenses and other expenses (income)	1,348,840	17,009	-	10,370,066	11,735,914
Net Income	$(1,348,839)	$(14,305)	$-	$(10,370,066)	$(11,733,210)

Other segment items consists of loss on disposition of property, plant and equipment, change in fair value of derivatives, impairment loss, interest income, and foreign exchange (loss) gain, as reported on the consolidated income statements.

The following table summarizes the additions to property and equipment, total property and equipment, and total assets by segment, used by the CODM to assess segment performance.

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Year Ended December 31, 2024
Property and equipment, additions	$-	$-	$839,937	$-	$839,937
Intangible assets, additions	-	510,333	625,736	-	1,136,069
Property and equipment, net	-	-	807,471	1,424	808,895
Intangible assets, net	7,209,120	472,834	625,736	-	8,307,690
Total assets	$7,209,120	$767,775	$1,459,489	$1,327,599	$10,763,983
Year Ended December 31, 2023
Property and equipment, additions	$-	$-	$-	$-	$-
Intangible assets, additions	-	-	-	-	-
Property and equipment, net	-	-	-	11,801	11,801
Intangible assets, net	12,733,885	-	-	-	12,733,885
Total assets	$12,772,742	$223,801	$-	$4,371,384	$17,367,927

The following tables summarize revenue, assets, and property, plant, and equipment by geographic area based on the location of the underlying action activity or rendering of services and location of the underlying assets:

Year Ended December 31,	2024	2023

Revenue
Canada	$67,887	$16,281
United States	-	-
Total Revenue	$67,887	$16,281

Assets
Cash and cash equivalents for all segments
Canada	$423,907	$3,869,333
United States	65,961	9,245
Total cash and cash equivalents	$489,868	$3,878,578

Property Plant and Equipment
Canada	$808,895	$10,707
United States	-	1,094
Total property plant and equipment	$808,895	$11,801

The revenues for the Radical Clean Solutions segment were generated from one customer for the years ended December 31, 2024 and 2023.

The revenues for the Bitcoin mining segment were generated from Bitcoin network.

24. SUBSEQUENT EVENTS

From January 1, 2025 through April 7, 2025, the Company issued 189,768 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest of $385,269).

On January 16, 2025, institutional investors purchased $7,700,000 of convertible debt and warrants were issued with an exercise price of $2.62 per share. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62.

On January 17, 2025, acquired a 5 MW bitcoin mining facility located in Columbiana County, Ohio for $4.5 million in cash. The assets purchased consist of following assets, among other things: Nine hundred (900) S-19 J Pro BITMAIN Antminers, transformers necessary to operate the Facility, five custom 40 ft Crytpo Canman housing containers including 5 power distribution boxes, one Caterpillar trailer mounted standby generator, one Doosan trailer mounted generator set, eight shipping containers and five 1 MW natural gas generator power plants. The Company also received assignment of power purchase agreements to purchase gas at $0.04 per kWh and access leases to the realty underlying the Facility.

On March 21, 2025, an Investors purchased an additional tranche of $1,320,000. The convertible debt and warrants were issued with an exercise and strike price of $1.99. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth Fifth, Sixth, Seventh, and January 2025 Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and January 2025 Tranche Warrants to $1.99.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Name	Age	Position	Served Since
David Welch	43	Executive Chairman, Director, Compensation Committee Member, and M&A Committee Member	December 2017
William J. Meekison	60	Director, Audit Committee, Compensation Committee Chair, and M&A Committee Chair	June 2019
Richard Levychin	65	Director, Audit Committee Chair, M&A Committee Member	July 2021
Amy Griffith	52	Director, Governance Committee Chair and Compensation Committee Member	July 2021
Elaine Goldwater	53	Director, Audit Committee Member and Governance Committee Member	October 2023
Jolie Kahn	59	Chief Executive Officer	June 2024
Chris Polimeni	59	Chief Financial Officer	March 2025
Mauro Pennella	59	Chief Marketing Officer and President AgriFORCE™ Brands division.	July 2021
Richard S. Wong	59	Former Chief Financial Officer	October 2018

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

William John Meekison, Director, Audit Committee, and M&A Committee Chair

Mr. Meekison is a career Chief Financial Officer and former investment banker. He has spent the last fifteen years serving in a variety of executive management and CFO roles with both private and public companies, currently as the CFO of Exro Technologies Inc. (since October 2017), a technology company in the emobility sector. He is currently on the board of Telo Genomics Corp. (since July 2018) and Adven Inc. (since April 2021). Prior to his position at Exro Technologies Inc. and other CFO roles, Mr. Meekison spent fifteen years in corporate finance with a focus on raising equity capital for North American technology companies, including nine years at Haywood Securities Inc. Mr. Meekison received his Bachelor of Arts from the University of British Columbia and is a Chartered Professional Accountant, Professional Logistician and Certified Investment Manager. Mr. Meekison also holds the NACD.DC certification as a member of the National Association of Corporate Directors. He is suited to serve as a director due to his long-time experience as a CFO.

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

Amy Griffith, Director, Governance Committee Chair and Compensation Committee Member

Ms. Griffith currently serves as Head, Government Relations & External Affairs for McCain Foods - North America. She is responsible for the North America (“NA”) Public Affairs strategy and provides strategic leadership and direction on behalf of McCain with policymakers in the United States and Canada. She leads external communications and stakeholder management. Previously, she was the Group Director for the North America Operating unit of the Coca-Cola Company, in this capacity she oversaw public affairs, government relations, sustainability and communications in Canada and the Northeastern United States. Previously, she served as Wells Fargo’s State & Local Government Relations Senior Vice President. She was recruited to Wells Fargo’s Government Relations and Public Policy team in 2019. In this role, Griffith led Wells Fargo’s legislative and political agenda in her region and managed relationships with state and local policymakers and community stakeholders. Ms. Griffith is a director of Ocean Biomedical, Inc. From 2008-2019, Ms. Griffith led government relations for sixteen states in the Eastern United States for TIAA for over a decade. Prior to that, she worked in the aerospace, high tech, education, private and public sectors, and has managed multiple high-profile political campaigns at the local, state and national level. Griffith is active in her community and has co-chaired The Baldwin School Golf Outing to raise funds for girls’ athletics programs. She is a graduate of Gwynedd-Mercy College and holds a Bachelor of Arts in History. Ms. Griffith is well qualified to serve as a director due to her significant experience in government relations, policy and regulatory agencies as well as decades of experience working with companies in both the private and public sectors.

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

Jolie Kahn, Chief Executive Officer

Jolie Kahn has an extensive background in corporate finance and corporate and securities law. She has been the proprietor of Jolie Kahn, Esq. since 2002 and still practices law on a limited basis, including serving as U.S. securities counsel for the Company. Ms. Kahn has also acted in various corporate finance roles, including extensive involvement of preparation of period filings and financial statements and playing an integral part in public company audits. She also works with companies and hedge funds in complex transactions involving the structuring and negotiation of multi-million-dollar debt and equity financings, mergers, and acquisitions. Ms. Kahn has practiced law in the areas of corporate finance, mergers & acquisitions, reverse mergers, and general corporate, banking, and real estate matters. She represents both public and private companies, hedge funds, and other institutional investors in their role as investors in public companies. She served as Interim CFO of GlucoTrack, Inc. from 2019 – 2023 and has served, on a part time basis, as CFO of Ocean Biomedical, Inc. since February 2024. Ms. Kahn holds a BA from Cornell University and a J.D. magna cum laude from the Benjamin N. Cardozo School of Law.

Chris Polimeni, Chief Financial Officer

Chris Polimeni has more than 30 years of extensive financial and operational expertise. Since 2020, he has served as President and CEO of Polimeni & Associates, Inc., a financial consulting firm specializing in fractional CFO services, debt and equity capital raises, SEC reporting, mergers and acquisitions, internal control evaluations, reorganizations, and technology strategic planning. Prior to that, he served as Executive Vice President, CFO/COO of Accelerate360 Holdings, LLC and its subsidiary, a360 Media, LLC (formerly American Media, LLC) for 15 years, where he played a key role in acquisitions, corporate finance, SEC reporting, and corporate management.

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

Richard Wong, Former Chief Financial Officer

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

Under the following three NASDAQ director independence rules a director is not considered independent: (a) NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation, (b) NASDAQ Rule 5605(a)(2)(B), a director is not consider independent if he or she accepted any compensation from our Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, and (c) NASDAQ Rule 5605(a)(2)(D), a director is not considered to be independent if he or she is a partner in, or a controlling shareholder or an executive officer of, any organization to which our Company made, or from which our Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000. Under such definitions, we have six independent directors.

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

Audit Committee

Our Audit Committee is comprised of at least three individuals, each of whom are independent directors and at least one of whom will be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is currently comprised of Richard Levychin (Chair), John Meekison and Amy Griffith, who are independent, and Mr. Levychin is our financial expert.

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

Compensation Committee

Our Compensation Committee is comprised of at least three individuals, each of whom will be an independent director, Our Compensation committee is currently comprised of David Welch (Chair), Amy Griffith, and John Meekisn, who are independent.

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

Nominating and Corporate Governance Committee (the “N&CG Committee”)

Our N&CG Committee is comprised of at least three individuals, each of whom will be an independent director. Currently Amy Griffith (Chair), Elaine Goldwater, and Richard Levychin are members of the committee.

The NC&G Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our Company. The NC&G Committee also has a charter, which is to be reviewed annually.

Our insider trading policy is part of our Ethics Policy which is Exhibit 14 hereto, and Exhibit 19 is subsumed in Exhibit 14 hereto.

Item 11. Executive Compensation

Name & Principal Position	Year	Salary	Bonus	Share-Based Awards[a]	Option-Based Awards	All Other Compensation	Total Compensation
Jolie Kahn	2024	312,611		25,000			337,611
Chief Executive Officer	2023
Richard S. Wong,	2024	260,166	-	41,066		1,793	303,025
Former Chief Financial Officer	2023	264,041	-	179,004	42,148	1,793	486,986
Mauro Pennella	2024	255,512	-	54,753		1,793	312,058
Chief Marketing Officer, President AgriFORCE™ Brands	2023	259,317	-	158,105	25,544	1,793	444,759
Troy T. McClellan,	2024	56,782	-	-	-	138	56,920
Former President Design & Construction	2023	231,755	-	74,091	-	1,656	307,502
Ingo W. Mueller,	2024	-	-	-	-	-	-
Former Chief Executive Officer	2023	289,025	-	86,744	-	-	375,769

(a)	Some share-based awards were issued net of income taxes. The Company repurchased shares on the issuance date to remit as income taxes to the appropriate government revenue service agencies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 7, 2025 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

	Common shares	Options Granted vested within 60 days of April 7, 2025	Warrants	Total	Percentage beneficially owned
Directors and Officers:
Jolie Kahn	1,266	-	-	1,266	0.1%
Richard Wong	2,343	211	-	2,554	0.1%
Mauro Pennella	4,253	135	-	4,388	0.3%
John Meekison	9	43	-	52	0.0%
David Welch	10	42	-	52	0.0%
Amy Griffith	-	37	-	37	0.0%
Richard Levychin	-	37	-	37	0.0%
Elaine Goldwater	-	-	-	-	-%
Troy McClellan (Former President Design & Construction)	-	-	-	-	-%
Margaret Honey (Former Director)	-	-	-	-	-%
Total all officers and directors (10 persons)*	7,881	505	-	8,386	0.5%

5% or Greater Beneficial Owners
-	-	-	-	-	-

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

At present, we have appointed f independent directors to the N&CG Committee. As a result, our Chief Financial Officer, Richard Wong, must present information regarding a proposed related-party transaction to the Nominating and Corporate Governance Committee. Under the policy, where a transaction has been identified as a related-party transaction, Mr. Wong must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee takes into account the relevant available facts and circumstances including, but not limited to:

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

Except as set forth below, we have not had any related party transactions, regardless of dollar amount:

As of December 31, 2024, $600,000 (December 31, 2023 - $57,561) in total was owing to officers and directors or to companies owned by officers and directors of the Company for services and expenses. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2024 and 2023, the Company incurred $51,588 and $11,984 , respectively, to our U.S. general counsel firm, Enso Law against legal services, a corporation controlled by a director of the Company. As of December 31, 2024, $5,647 (December 31, 2023 - $Nil) in total was owed to Enso Law.

During the year ended December 31, 2024, the Company incurred $67,500 of legal fees to Jolie Kahn, who is also the CEO of the Company. As of December 31, 2024, $49,151 (December 31, 2023 - $Nil) in total was owed to Jolie Kahn.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to us by Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

	December 31, 2024	December 31, 2023
Audit Fees[a]	$242,308	$196,200

(a)	Amounts represent the contractual fees related to the fiscal year, not the accrued fees incurred during the year.

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, S-1 filings, comfort letters, and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

During the years ended December 31, 2024 and 2023, Marcum LLP did not incur fees for any other professional services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 688) included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Articles of Incorporation and Bylaws of Issuer*
4.1	Form of Series A Warrant and Representatives Warrant****
4.2	Amended and Restated Stock Option Plan – Form of Stock Option Certificate attached as Schedule A*
4.3	Form of Broker Compensation Warrant Certificate for $1.00 warrants issued to brokers in connection in May 2019 in connection with $1.00 preferred unit financing*
10.1	Vacant Land Purchase Agreement, dated July 13, 2020, between Company and Coachella Properties, Inc.*
10.2	Capital Funding Group-Commercial Loan Terms_Sheet_-_Re Coachella_3837v2*
10.3	Commercial Loan Agreement with Alterna Bank-2020-04-30*
10.4	Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed*
10.5	Employment Agreement - Ingo Mueller********
10.6	Employment Agreement - Richard Wong********
10.7	Employment Agreement - Troy McClellan********
10.8	Employment Agreement - Mauro Pennella********
10.9	Second Vacant Land Offer Extension_of_Time_Addendum_Coachella-IM Signed***
10.10	Warrant Agent Agreement***
10.11	Capital Funding Term Sheet dated February 5, 2021 ****
10.12	Extension of Land Purchase Agreement ****
10.13	Pharmhaus Termination Agreements ******
10.14	Bridge Loan Agreement dated March 24, 2021******
10.15	Bridge Note, dated March 24, 2021******
10.16	Bridge Warrant, dated March 24, 2021******
10.17	Asset Purchase Agreement - Manna Nutritional Group********
10.18	Definitive Agreement with Humboldt Bliss, Ltd********
10.19	Share Purchase Agreement with Delphy Groep B.V.********
10.20	Binding LOI to Acquire Deroose Plants NV********
10.21	License Agreement with Radical Clean Solutions Ltd.********
10.22	Radical Clean Solutions Asset Purchase Agreement
10.23	Redwater Alberta Canada Mining Acquisition Agreement**
10.24	Securities Purchase Agreement
10.25	Bald Eagle Mining, LLC Asset Purchase Agreement**
14.1	Code of Ethics**
21.1	List of Subsidiaries**
23.1	Consent of Marcum, LLP**
31.1	Certification of Chief Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: April 7, 2025	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2025	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn		April 7, 2025
Jolie Kahn	Chief Executive Officer

/s/ Chris Polimeni	Chief Financial Officer	April 7, 2025
Chris Polimeni

/s/ David Welch	Chairman of the Board of Directors	April 7, 2025
David Welch

/s/ John Meekison	Director	April 7, 2025
John Meekison

/s/ Richard Levychin	Director	April 7, 2025
Richard Levychin

/s/ Amy Griffith	Director	April 7, 2025
Amy Griffith

/s/ Elaine Goldwater	Director	April 7, 2025
Elaine Goldwater

