Form 10-K/A
period 2024-12-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2025-04-29
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

Form 10-K for the year ended December 31, 2024, as filed with the SEC on April 7, 2025.

EXPLANATORY NOTE

AgriForce Growing Systems, Ltd. (“AgriForce” or the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2025. The purpose of this Amendment is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV of this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

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

William John Meekison, Director, Audit Committee, and M&A Committee Chair

Mr. Meekison is a career Chief Financial Officer and former investment banker. He has spent the last fifteen years serving in a variety of executive management and CFO roles with both private and public companies, currently he is the President of Sabre Solutions, LLC, a private consulting company. He is currently on the board of Telo Genomics Corp. (since July 2018) and Adven Inc. (since April 2021). Prior to his position at Sabre Solutions, LLC, Mr. Meekison held various executive roles including Chief Corporate Development Officer of Exro Technologies Inc a technology company in the emobility sector (April 2024 – March 2025) and CFO of Exro Technologies Inc. (October 2016 - April 2024). Prior to that, he spent fifteen years in corporate finance with a focus on raising equity capital for North American technology companies, including nine years at Haywood Securities Inc. Mr. Meekison received his Bachelor of Arts from the University of British Columbia and is a Chartered Professional Accountant, Professional Logistician and Certified Investment Manager. Mr. Meekison also holds the NACD.DC certification as a member of the National Association of Corporate Directors. He is suited to serve as a director due to his long-time experience as a CFO.

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

Director Compensation

Under our non-employee director compensation program, each non-employee director receives an annual director fee of $65,000 paid in cash. In addition, if the director serves on a committee of our Board, the director will receive additional annual fees paid in cash as follows:

●	Executive chairperson of the board of directors, $80,000;
●	chairperson of the audit committee, $10,000;
●	chairperson of the compensation committee, $5,000;
●	chairperson of the nominating and governance committee, $5,000;
●	chairperson of the M&A committee, $5,000;
●	committee member of the executive committee, $35,000; and
●	committee member other than the chairperson, $10,000 total;

Director fees are payable in arrears in quarterly installments not later than the fifteenth day following the final day of each calendar quarter and prorated for any portion of a quarter that a director is not serving as a non-employee director or a committee member on our Board. Directors are also reimbursed for reasonable expenses associated with attending Board and committee meetings.

In addition to director fees paid in cash, we provide equity incentive compensation to our directors in order to align their interests with those of our stockholders. Equity incentive awards for directors are granted pursuant to the terms of the 2019 Option Plan and 2024 Equity Incentive Plan. Awards for our directors have been granted in the form of RSUs rather than stock options, which is consistent with the grant type used for our executive officers. Directors do not typically receive an onboarding grant at the time of appointment, and are instead eligible to receive annual grants as determined in the discretion of the committee.

2024 Director Compensation Table

The following table sets forth all compensation paid or awarded to our non-employee directors for service to us during 2024. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our directors.

Name	Year	Fees Earned or Paid in Cash ($)	RSU Awards ($)	All Other Compensation ($)	Total ($)
David Welch	2024	106,250	-	-	106,250
William J. Meekison	2024	75,000	-	-	75,000
Richard Levychin	2024	73,750	-	-	73,750
Amy Griffith	2024	93,750	-	-	93,750
Elaine Goldwater	2024	90,000	-	-	93,750
Margaret Honey (former director)	2024	11,516	-	-	11,516

Equity Awards Held by Directors

There were no RSUs held as of December 31, 2024 by any of our non-employee directors who was serving as of December 31, 2024. All RSUs granted to our non-employee directors are immediately vested and settled on the grant date. We have not issued stock options or any other type of equity awards to our non-employee directors.

Please refer to the section of this Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management” for additional information about the beneficial ownership of our securities by our executive officers and directors.

Equity Compensation Plan Information

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: April 29, 2025	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

