Form 10-Q
period 2025-03-31
AGRIFORCE GROWING SYSTEMS LTD.
filed 2025-05-15
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 001-40578

AGRIFORCE GROWING SYSTEMS LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2025, the registrant has 2,865,646 shares of common stock, no par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	March 31, 2025	December 31, 2024
		(Unaudited)
ASSETS

Current
Cash		$1,351,983	$489,868
Digital assets		262,257	26,282
Other receivable		142,822	115,520
Deposit receivable		58,177	73,849
Prepaid expenses and other current assets	4	1,017,034	559,271
Inventories	5	42,481	42,443
Total current assets		2,874,754	1,307,233

Non-current
Property and equipment, net	6	3,915,224	808,895
Intangible assets, net	7	8,153,220	8,307,690
Goodwill	3	1,830,541	294,941
Lease deposit		50,079	45,224
Total assets		$16,823,818	$10,763,983

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	9	$2,899,787	$2,583,295
Debentures	10	4,601,070	1,443,209
Derivative liabilities		986,892	293,761
Total current liabilities		8,487,749	4,320,265

Non-current
Other liabilities		98,954	98,864
Derivative liabilities	13	1,788,393	191,902
Long term loan	12	41,736	41,699
Total liabilities		10,416,832	4,652,730
Commitments and contingencies	17

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 1,740,064 and 1,550,296 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively*	14	65,446,689	65,042,657
Additional paid-in-capital		2,964,795	2,964,795
Obligation to issue shares	14	44,214	44,214
Accumulated deficit		(60,927,574)	(60,782,119)
Accumulated other comprehensive loss		(1,121,138)	(1,158,294)
Total shareholders’ equity		6,406,986	6,111,253

Total liabilities and shareholders’ equity		$16,823,818	$10,763,983

*	reflects the 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended March 31,
	2025	2024

Revenue	344,416	-

Cost of Sales	265,393	-

Gross profit	79,023	-

Operating expenses
Wages and salaries	$604,399	$388,604
Consulting	100,359	102,915
Professional fees	138,500	170,392
Office and administrative	184,476	295,202
Investor and public relations	68,516	25,280
Depreciation and amortization	275,395	166,998
Share based compensation	127,165	25,340
Sales and marketing	46,533	25,228
Lease expense (Note 16)	8,277	44,170
Travel and entertainment	15,990	4,683
Shareholder and regulatory	75,819	55,964
Research and development	233,179	3,585
Inventory write-off	-	38,470
Severance expense	144,928	-
Repairs and maintenance	85,669	-
Bitcoin unrealized gain (loss) market valuation	36,385	-
	2,145,590	1,346,831

Operating loss	(2,066,567)	(1,346,831)

Other expenses (income)
Accretion of interest on debentures (Note 10)	971,343	1,364,205
(Gain) loss on conversion of convertible debt (Note 10)	(86,563)	272,732
Loss on debt extinguishment (Note 10)	115,384	410,433
Change in fair value of derivative liabilities (Note 13)	(2,976,911)	23,769
Foreign exchange gain (loss)	56,159	(54,631)
Other loss	-	4,252
Other income	(524)	(39,891)

Net loss	$(145,455)	$(3,327,700)

Other comprehensive income (loss)
Foreign currency translation	37,156	(279,905)

Comprehensive loss attributable to common shareholders	$(108,299)	$(3,607,605)

Earnings per share:
Basic	$(0.09)	$(26.32)
Diluted	$(1.17)	$(26.32)

Weighted average number of common shares outstanding – basic and diluted*
Basic	1,661,921	126,438
Diluted	5,780,930	126,438

*	reflects the 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in US dollars, except share numbers)

	For the three months ended March 31, 2025
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income (loss)	shareholders’ equity

Balance, January 1, 2025	1,550,296	$65,042,657	$2,964,795	$44,214	$(60,782,119)	$(1,158,294)	$6,111,253
Shares issued for conversion of convertible debt	189,768	404,032	-	-	-	-	404,032
Net loss	-	-	-	-	(145,455)	-	(145,455)
Foreign currency translation	-	-	-	-	-	37,156	37,156
Balance, March 31, 2025	1,740,064	$65,446,689	$2,964,795	$44,214	$(60,927,574)	$(1,121,138)	$6,406,986

	For the three months ended March 31, 2024
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive income (loss)	shareholders’ equity

Balance, January 1, 2024	58,410	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	164,936	3,973,437	-	-	-	-	3,973,437
Shares issued for compensation	1,126	52,880	-	(52,880)	-	-	-
Shares issued for consulting services	1,266	25,000	-	-	-	-	25,000
Share based compensation	-	-	(15,969)	-	-	-	(15,969)
Net loss	-	-	-	-	(3,327,700)	-	(3,327,700)
Foreign currency translation	-	-	-	-	-	(279,905)	(279,905)
Balance, March 1, 2024	225,738	$53,880,259	$3,456,475	$44,214	$(47,835,004)	$(606,501)	$8,939,443

*	reflects the 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

		For the three months ended March 31,
	Note	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(145,455)	$(3,327,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		275,395	166,998
Share based compensation		127,165	(15,969)
Shares issued for consulting services		-	25,000
Amortization of debt issuance costs		946,083	1,238,955
Amortization of power purchase agreement		88,573	-
Change in fair value of derivative liabilities	13	(2,976,911)	23,769
(Gain) loss on debt conversion	10	(86,563)	272,732
Loss on debt extinguishment	10	115,384	410,433
Loss on disposal of fixed assets		-	4,252
Unrealized (gains)losses on digital assets		36,385
Changes in operating assets and liabilities:
Revenue from digital assets production		(272,360)
Deposit receivable		15,672	-
Other receivables		(27,302)	(16,307)
Prepaid expenses and other current assets		(457,763)	(122,405)
Inventories		(38)	38,470
Accounts payable and accrued liabilities		189,326	(4,180)
Lease deposit asset		-	(18,382)
Contract liabilities		-	15,000
Net cash used in operating activities		(2,172,409)	(1,309,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash consideration paid for business combination		(4,765,000)	-
Net cash used in investing activities		(4,765,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount and issuance costs	10	8,188,000	1,000,000
Repayment of convertible debentures	10	(110,000)	(668,568)
Financing costs of debentures	10	(145,000)	(50,000)
Net cash provided by financing activities		7,933,000	281,432

Effect of exchange rate changes on cash and cash equivalent		(133,476)	12,715
Change in cash		862,115	(1,015,187)
Cash, beginning of period		489,868	3,878,578
Cash, end of period		$1,351,983	$2,863,391

Supplemental cash flow information:
Cash paid during the period for interest		$53,403	$32,370

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		$-	$564,000
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		$-	$359,000
Initial fair value of debenture warrants (“January 2025 Tranche Warrants”)		$3,722,310	$-
Initial fair value of conversion feature of debentures (“January 2025 Tranche Debentures”)		$1,012,000	$-
Initial fair value of debenture warrants (“March 2025 Tranche Warrants”)		$428,350	$-
Initial fair value of conversion feature of debentures (“March 2025 Tranche Debentures”)		$171,000	$-
Shares issued for conversion of convertible debt		$404,032	$3,973,437

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024 (unaudited)

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

The Company is an innovative sustainable technology focused company that strives to innovate and deliver sustainable technology solutions across a wide array of vertical utilization of our proprietary intellectual property to businesses and enterprises through our AgriFORCE™ Solutions division (“Solutions”) and deliver innovative flour products through our AgriFORCE™ Brands division (“Brands”). In 2024, the Company bought the assets of the Radical Clean Solutions (“RCS”) business for which it had bought an exclusive license to the agricultural industry in 2023. During 2023, the Company commenced efforts to launch its UN(THINK) Awakened Flour™, which is a nutritious flour that we believe provides health advantages over traditional flour.

While Solutions’ legacy focus was to operate in the plant based pharmaceutical, nutraceutical, and other high value crop markets using its unique proprietary facility design and hydroponics based automated growing system that enable cultivators to effectively grow crops in a controlled environment (“FORCEGH+™”). The Company has designed FORCEGH+™ facilities to produce in virtually any environmental condition and to optimize crop yields to as near their full genetic potential possible whilst substantially eliminating the need for the use of pesticides and/or irradiation. The Company has changed its focus to broaden the use of its proprietary intellectual property across multiple industries. For instance, the Company through its RCS purchase, is now able to utilize that technology to deliver solutions across multiple industries, including not only agriculture, but other industries including hospitality, commercial applications, education institutions, residential real estate and transportation.

Brands is focused on the development and commercialization of plant-based ingredients and products that deliver healthier and more nutritious solutions. We strive to market and commercialize both branded consumer product offerings and ingredient supply.

During 2024, the Company entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1120 BITMAIN Antminer S19j units. The facility is powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns. The Company is proud to announce the launch of sustainable agricultural operations at its newly acquired Bitcoin mining facility in Sturgeon County, Alberta, Canada. By harnessing the excess heat and carbon emissions from Bitcoin mining, AgriFORCE is pioneering a novel approach to promote agricultural productivity while reducing environmental impact.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements and related financial information of AgriFORCE Growing Systems Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, and the results of its operations and cash flows during the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the three months ended March 31, 2025, the Company had a net loss of $0.1 million, $2.2 million of net cash used in operating activities, and the Company had a working capital deficiency of $5.6 million.

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

To meet these requirements, the Company held its previously postponed Annual Meeting of Shareholders on November 25, 2024, and effected a 1:100 reverse split on December 5, 2024. The Company regained compliance as of December 19, 2024 but remains subject to panel monitor for one year from that date and if it is not in compliance with the Bid Price Rule during that period, it would not be eligible for an automatic period to regain compliance and instead would need to submit to a Nasdaq Hearings Panel.

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

Reverse Stock Split

On December 5, 2024, the Company executed a one-for-one hundred reverse stock split of the Company’s common shares (the “Reverse Split”). As a result of the Reverse Split, every 100 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the Reverse Split were sold at the then prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted stock holders. The Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the Reverse Split. The exercise price on outstanding equity based-grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to December 5, 2024 have been adjusted to reflect the Reverse Split on a retroactive basis.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company is currently assessing the impact of adopting this standard

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

Digital assets are classified on the Company’s condensed consolidated interim balance sheet as a current asset due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate a portion of its Bitcoin to support operations as needed. The Company measures digital assets at fair value with changes recognized in operating expenses in the condensed consolidated interim statement of operations. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Sales of Bitcoin by the Company and Bitcoin awarded to the Company are typically included within the investing activities on the condensed consolidated interim statement of cash flows since such Bitcoin is typically not sold nearly immediately after being produced. The Company will monitor its cash needs and sell Bitcoin in the future to fund its cash expenditures as needed. The cost basis of the Company’s Bitcoin as of March 31, 2025 and December 31, 2024 was $298,642 and $26,282 respectively. The Company held 3.3 and 0.3 Bitcoin as of March 31, 2025 and December 31, 2024 respectively.

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

Revenue Recognition

Product revenue in 2024 was limited to sales from hydroxyl generators. We recognize product revenue when we satisfy performance obligations by transferring control of the promised products or services to customers. Product revenue is recognized at a point in time when control of the promised good or service is transferred to the customer, which is at the point of shipment or delivery of the goods.

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

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Digital assets received are recorded as digital assets. Cash flows from selling digital assets are typically included within the investing activities on the condensed consolidated interim Statement of Cash Flows.

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

ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”. Accordingly, the Company records, when necessary, discounts to convertible notes for the fair value of conversion options embedded in debt instruments. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Foreign Currency Transactions

The financial statements of the Company and its subsidiaries whose functional currencies are the local currencies are translated into USD for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within non-operating expenses.

Definite Lived Intangible Assets

Definite lived intangible assets consist of a granted patent and intangible assets acquired from an acquisition. Amortization is computed using the straight-line method over the estimated useful life of the asset (Note 7).

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. The number of common shares used in the loss per shares calculation includes all outstanding common shares plus all common shares issuable for which there are no conditions to issue other than time. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as stock options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year. For the three months ended March 31, 2025, 234,643 convertible shares were excluded in the diluted loss per common share (March 31, 2024 – 150,040 common shares associated with convertible debt that were excluded from diluted earnings per share calculation since adding the common shares would be anti-dilutive.

Loss per common share calculations for all periods have been adjusted to reflect the reverse stock split effected on December 5, 2024.

Fair Value Accounting

The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturities of these items.

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024, May 22, 2024, January 16, 2025, and March 21, 2025 as well as the private placements on June 20, 2023 and October 15, 2024, the Company issued warrants having strike prices denominated in USD. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value.

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

As of March 31, 2025, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisition of RCS.

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

(c)	Bald Eagle Acquisition

On January 17, 2025, the Company completed the acquisition of assets of Bald Eagle Mining (“Bald Eagle”), located in Columbiana Country, Ohio, for a total purchase price of $4,840,000. Bald Eagle is a Bitcoin mining facility, powered by 5MW of natural gas energy, and currently supports over 900 bitcoin mining units, and has the capability to scale up to 1,200 units.

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Pro forma period ended March 31, 2025	Pro forma year ended March 31, 2024
Revenue	272,723	636,675
Net loss	49,079	3,301,205

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net loss position.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Bald Eagle to reflect the additional amortization that would have been charged assuming the fair value adjustments to the intangible assets had been applied from January 1, 2025, with the consequential tax effects.

The following table summarizes the consideration transferred to acquire Bald Eagle and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

January 17, 2025
Cash consideration	$3,550,000
Option payment	1,215,000
Purchase price	$4,765,000

Assets acquired
S19J Pro Bitmain ASIC Miners	$746,159
Natural gas power generators	1,671,586
Transformers	131,878
Data centres	609,554
Shipping containers	13,744
Standby generators	66,090
Fair value of identified net assets acquired	3,239,012
Goodwill	$1,525,988

The goodwill is attributable to the acquisition of the Bald Eagle surface access rights to the Pin Oak gas pad, which allows for further expansion of the Bald Eagle mining operation up to 1,200 bitcoin mining units. In addition, the potential exists to purchase additional natural gas from Geopetro and Pin Oak, which would allow the Company to generate additional power to increase its mining capacity. Further, the potential exists to utilize the heat generated by the bitcoin mining operations to support the cultivation of premium crops and aquaculture at the Bald Eagle site. These crops will generate additional revenue for the Company, while also supporting food security and economic development in the region.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2025	December 31, 2024
Legal retainer	31,004	30,976
Prepaid expenses	233,597	248,053
Inventory and equipment advances	699,229	227,087
Purchase prepayments	53,204	53,155
	$1,017,034	$559,271

5. INVENTORIES

As at March 31, 2025, the Company had $42,481 in work-in-progress inventory (December 31, 2024 – $42,443 in finished goods).

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Computer equipment and software	1,359,199	835,142
Bitminers	851,235	-
Natural gas power generators and spare parts	1,681,821	-
Transformers and Generators	199,180	-
Furniture and fixtures	-	2,358
Total property and equipment	4,091,435	837,500
Less: accumulated amortization	(176,211)	(28,605)
Property and equipment, net	$3,915,224	$808,895

Depreciation expense on property and equipment for the three months ended March 31, 2025 was $121,079 (March 31, 2024 - $2,703). During the three months ended March 31, 2025, the Company disposed of property and equipment which resulted in a loss of $Nil (March 31, 2024 - $4,252).

7. INTANGIBLE ASSETS

	March 31, 2025	December 31, 2024
Manna IP	$7,354,403	$7,347,757
In-process research and development	284,831	284,573
Trademark	9,494	9,485
Brand logo	9,494	9,485
Web domain	9,494	9,485
Customer list	131,022	130,904
Device firmware and software	47,472	47,429
RCS blueprints	18,989	18,972
Power Purchase Agreement	597,055	625,736
Total intangible assets	8,462,254	8,483,826
Less: Accumulated depreciation	(309,034)	(176,136)
Intangible assets, net	$8,153,220	$8,307,690

Intangible assets include $7,076,879 (December 31, 2024 - $7,209,118) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 1,476 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% blocker and SEC Rule 144 restrictions, the prefunded warrants vested in tranches up until March 10, 2024, at which time all tranches were fully vested. When vested the tranches of prefunded warrants became convertible into an equal number of common shares.

The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $138,762 in amortization expense related to the Manna IP for the three months ended March 31, 2025 (March 31, 2024 - $164,295).

As at September 30, 2024, the Company determined that there was an indicator of impairment for the intangible assets due to the significant decline in the Company’s stock price as at September 30, 2024. As a result, the Company performed an interim intangible impairment test and determined that the fair value of the intangible asset was $7,832,200 based on an income approach using the Company’s estimated discounted royalty payments. For valuing the Manna IP, the Company made estimates regarding future revenues of a market participant, royalty rate, tax rate, and discount rate. The resulting fair value estimate was considered a level 3 fair value estimate given the significant uncertainty involved in estimating future revenues and other inputs. For purposes of estimating the fair value of the patent, the Company assumed that a market participant would capture between 0.008% and 0.115% of the estimated $52.9 billion flour market between the valuation date and the expiration of the patent in 2038, with an average of 0.073%.The Company recorded an asset impairment loss of $4,137,271 in operating expenses. There were no indicators for impairment as of March 31, 2025.

The Company acquired intangible assets from RCS as part of the business combination (Note 3). The following intangible assets were acquired from RCS:

	Weighted Average Useful Life (Years)
In-process research and development	Term of the patent	300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

The Company recorded $15,274 (March 31, 2024 - $Nil ) in amortization expense, and a foreign exchange loss of $477 (March 31, 2024 - $Nil) related to the RCS assets for the three months ended March 31, 2025.

The Company acquired an intangible asset from the acquisition of Redwater, as part of the asset acquisition (note 3). The Power Purchase Agreement between the Company and Rivogenix, allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favourable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit. The period of the contract has been determined to be 3 years. As at March 31, 2025, 2.75 years remain on the contract. The fair value of the Power Purchase Agreement Contract as of March 31, 2025 is $625,736 (December 31, 2024 - $625,736). The Company recognized $61,612 in amortization expense (reflected in cost of sales) during the three months ended March 31, 2025 (March 31, 2024 - $Nil) in relation to the Power Purchase Agreement.

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2025	640,151
2026	830,411
2027	797,863
2028	616,145
2029	600,622
Subsequent years	4,668,028
Total	$8,153,220

8. INVESTMENT

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

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2025	December 31, 2024
Accounts payable	$964,780	$696,168
Accrued expenses	1,935,007	1,887,127
	$2,899,787	$2,583,295

10. DEBENTURES

On June 30, 2022, the Company executed the definitive agreements (the “Purchase Agreements”) with arm’s length accredited institutional investors (the “Investors”) for $14,025,000 in debentures with a 10% original issue discount for gross proceeds of $12,750,000 (“First Tranche Debentures”). The First Tranche Debentures were convertible into common shares at $11,100.00 per share. In addition, the Investors received 822 warrants at a strike price of $12,210.00, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interested.

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

On January 16, 2025, institutional investors purchased additional debentures totaling $7,700,000 with a 10% original issue discount for gross proceeds of $7,000,000 (the “January 2025 Debenture”). The January 2025 Tranche Debentures were convertible into common shares at $2.62 per share and the Investors received an additional 1,910,306 warrants at a strike price of $2.882 (the “January 2025 Warrants”). The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62. The transaction costs incurred in relation to January 2025 tranche were $290,000 ($145,000 paid as of March 31, 2025).

On March 21, 2025, Investors purchased an additional tranche of $1,320,000 with a 10% original issue discount for gross proceeds of $1,188,000 (the “March 2025 Tranche Debenture”). The March 2025 Tranche Debentures were convertible into common shares at $1.99 per share and the Investors received an additional 431,159 warrants at a strike price of $1.99 (the “March 2025 Warrants”). The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, and January 2025 Tranche Warrants to $1.99.

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

The January 2025 and March 2025 Tranche Debentures (the “2025 Debentures”) have an interest rate of 5% for the first 12 months, and 8% per annum thereafter. Principle repayments will be made in 25 equal installments which begin on April 1, 2025 for the January 2025 tranche and July 1, 2025 for the March 2025 Tranche Debenture. The maturity dates are January 17, 2026 and March 21, 2026 for the January 2025 tranche and March 2025 tranche respectively, at which time the outstanding debt balance is due. The 2025 Debentures may be extended by six months to July 16, 2026 for the January 2025 Tranche Debentures, and September 21, 2026 for the March 2025 Tranche Debentures at the election of the Company by paying a sum equal to six months interest at the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	March 31, 2025	December 31, 2024
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$25,000	$25,000
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	25,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	1,145,070	1,485,714
Principal (January 2025 Tranche Debentures)	01/16/2026	5.00% - 8.00%	7,700,000	-
Principal (March 2025 Tranche Debentures)	03/21/2026	5.00% - 8.00%	1,320,000	-
Debt issuance costs and discounts (Note 10 & 13)			(5,614,000)	(92,505)
Total Debentures (current)			$4,601,070	$1,443,209

During the three months ended March 31, 2025, the Investors converted $380,000 of principal (March 31, 2024 – $1,760,290) and $21,860 of interest (March 31, 2024 - $92,880) into shares of the Company resulting in a $86,563 (March 31, 2024 - $272,732 loss) gain on the conversion of convertible debentures. During the three months ended March 31, 2025, the Company incurred $971,343 (March 31, 2024 - $1,364,205) in accretion interest and made $135,260 of cash repayments (March 31, 2024 - $668,568).

During the three months ended March 31, 2024, the Investors converted $2,200,657 of the First and Second Tranche Debentures into 87,584 shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt. As a result, the Company recorded a loss on debt extinguishment in the amount of $410,433.

11. CONTRACT BALANCES

As at March 31, 2025, contract balances consisted of $Nil advance payments for product sales not yet delivered, which are recognized as a contract liability (December 31, 2024 - $Nil).

12. LONG TERM LOAN

During the year ended December 31, 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $27,824 (CAD$40,000) (December 31, 2024 - $27,799 (CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”).

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

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $13,912 (CAD$20,000) (December 31, 2024 - $13,900 (CAD$20,000)). The expansion loan is subject to the original terms and conditions of the Program.

The loan was interest free for an initial term that ended on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e. January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as at March 31, 2025 was $41,736 (CAD $60,000) (December 31, 2024 was $41,699 (CAD $60,000)).

13. DERIVATIVE LIABILITIES

Warrant Liabilities

As at March 31, 2025, the Warrant Liabilities represent aggregate fair value of 200 warrants issued in a private placement (“Private Placement Warrants”), 822 First Tranche Warrants, 532 Second Tranche Warrants, 6,202 Third Tranche Warrants, 19,861 Fourth Tranche Warrants, 33,411 Fifth Tranche Warrants, 21,933 Sixth Tranche Warrants, 54,145 Seventh Tranche Warrants, 1,910,306 January 2025 Tranche Warrants, and 431,159 March 2025 Tranche Warrants (“Debenture Warrants”).

As of March 31, 2025, the fair value of the IPO Warrants and Rep Warrants amounted to $22 (December 31, 2024 - $21). The Rep Warrants were exercisable one year from the effective date of the IPO registration statement, expiring three years after the effective date. As of July 16, 2024, 645 Company warrants issued as part of its IPO expired which consisted of publicly traded 618 Series A warrants (“IPO Warrants”) and 27 representative’s warrants (“Rep Warrants”). The expiry resulted in a gain on extinguishment of warrant liability of $14,769.

As of March 31, 2025, the fair value of the Private Placement Warrants amounted to $23 (December 31, 2024 - $23). As at March 31, 2025 the Company utilized the Black-Scholes option-pricing model for the Private Placement Warrants and used the following assumptions: stock price $1.10 (December 31, 2024 - $0.47), dividend yield – nil (December 31, 2024 – nil), expected volatility 100% (December 31, 2024 – 105%), risk free rate of return 3.82% (December 31, 2024 – 3.88%), and expected term of 1 year (December 31, 2024 – expected term of 1.50 years).

As at March 31, 2025 the First Tranche Warrants had a fair value that amounted to $761 (December 31, 2024 - $24,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 90.0%), risk free rate of return 3.90% (December 31, 2024 – 4.16%), and expected term of 0.75 years (December 31, 2024 – expected term of 1 year).

As at March 31, 2025 the Second Tranche Warrants had a fair value that amounted to $591 (December 31, 2024 - $15,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.72% (December 31, 2024 – 4.21%), and expected term of 1.80 years (December 31, 2024 – expected term of 1.55 years).

As at March 31, 2025 the Third Tranche Warrants had a fair value that amounted to $4,230 (December 31, 2024 - $192,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.26%), and expected term 2.05 years (December 31, 2024 – expected term of 2.30 years).

As at March 31, 2025 the Fourth Tranche Warrants had a fair value that amounted to $12,380 (December 31, 2024 - $724,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 90.0%), risk free rate of return 3.89% (December 31, 2024 – 4.20%), and expected term of 2.17 years (December 31, 2024 – expected term of 2.42 years).

As at March 31, 2025 the Fifth Tranche Warrants had a fair value that amounted to $22,560 (December 31, 2024 - $111,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.26%), and expected term of 2.39 years (December 31, 2024 – expected term of 2.64 years).

As at March 31, 2025 the Sixth Tranche Warrants had a fair value that amounted to $15,670 (December 31, 2024 - $73,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Sixth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 – $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.27%), and expected term of 2.53 years (December 31, 2024 – expected term of 2.78 years).

As at March 31, 2025 the Seventh Tranche Warrants had a fair value that amounted to $36,620 (December 31, 2024 - $170,000). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Seventh Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 – $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.27%), and expected term of 2.64 years (December 31, 2024 – expected term of 2.89 years).

As at March 31, 2025 the January 2025 Tranche Warrants had a fair value that amounted to $1,364,830 (January 16, 2025 - $3,722,310). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Eighth Tranche Warrants using the following assumptions: stock price $1.10 (January 16, 2025 – $2.63), dividend yield – nil (January 16, 2025 – nil), expected volatility 100.0% (January 16, 2025 – 100.0%), risk free rate of return 3.90% (January 16, 2025 – 4.32%), and expected term of 3.30 years (January 16, 2025 – expected term of 3.50 years).

As at March 31, 2025 the March 2025 Tranche Warrants had a fair value that amounted to $329,850 (March 21, 2025 - $428,350). As at March 31, 2025 the Company utilized the Monte Carlo option-pricing model to value the Ninth Tranche Warrants using the following assumptions: stock price $1.10 (March 21, 2025 – $1.42), dividend yield – nil (March 21, 2025 – nil), expected volatility 100.0% (March 21, 2025 – 100.0%), risk free rate of return 3.91% (March 21, 2025 – 3.94%), and expected term of 3.47 years (March 21, 2025 – expected term of 3.49 years).

Debenture Convertible Feature

As at March 31, 2025 the fair value of the First Tranche Debentures’ convertible feature amounted to $2,057 (December 31, 2024 – $164,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 - $0.47), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 100.0%), risk free rate of return 3.82% (December 31, 2024 – 5.03%), discount rate 12.25% (December 31, 2024 – 17.50%), and expected term of 0.15 year (December 31, 2024 – 1 year).

As at March 31, 2025 the fair value of the Second Tranche Debentures’ convertible feature amounted to $1,714 (December 31, 2024 – $429,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 – $0.47), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 105.0%), risk free rate of return 3.82% (December 31, 2024 – 4.51%), discount rate 12.25% (December 31, 2024 – 17.50%), and expected term of 0.15 years (December 31, 2024 – 1.55 years).

As at March 31, 2025 the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $91,000 (December 31, 2024 – $317,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 90%), risk free rate of return 4.01% (December 31, 2024 – 4.20%), discount rate 11.25% (December 31, 2024 – 11.25%), and expected term of 1.17 years (December 31, 2024 – 1.42 years).

As at March 31, 2025 the fair value of the Eighth Tranche Debentures’ convertible feature amounted to $728,000 (January 16, 2025 - $1,012,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (January 16, 2025 – $2.63), dividend yield – nil (January 16, 2025 – nil), expected volatility 100.0% (January 16, 2025 – 100.0%), risk free rate of return 4.11% (January 16, 2025 – 4.18%), discount rate 11.25% (January 16, 2025 – 10.75%), and expected term of 0.79 years (January 16, 2025 – 1.00 years).

As at March 31, 2025 the fair value of the Ninth Tranche Debentures’ convertible feature amounted to $165,000 (March 21, 2025 - $171,000). The Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (March 21, 2025 – $1.42), dividend yield – nil (March 21, 2025 – nil), expected volatility 100.0% (March 21, 2025 – 100.0%), risk free rate of return 4.04% (March 21, 2025 – 4.04%), discount rate 11.25% (March 21, 2025 – 11.00%), and expected term of 0.98 years (March 21, 2025 – 1.00 years).

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

During the three months ended March 31, 2025, a debt extinguishment of $115,384 occurred for the increase in principal of tranche 4 of 15%.

The IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the three months ended March 31, 2025 and 2024 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2025	$21	$191,880	$293,762	$485,663
Additions	-	4,150,660	1,183,000	5,333,660
Conversions	-	-	(74,186)	(74,186)
Change in fair value		(2,560,523)	(416,388)	(2,976,911)
Effect of exchange rate changes	1	5,475	1,583	7,059
Balance at March 31, 2025	$22	$1,787,492	$987,771	$2,775,285

	Level 1	Level 3	Level 3
	Equity Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	564,000	359,000	923,000
Conversions	-	-	(630,106)	(630,106)
Change in fair value	17,273	(736,181)	742,677	23,769
Effect of exchange rate changes	(285)	(23,819)	(43,571)	(67,675)
Balance at March 31, 2024	$28,296	$759,000	$2,152,000	$2,939,296

Due to the expiry date of the warrants and conversion feature being greater than one year, the liabilities have been classified as non-current.

14. SHARE CAPITAL

On June 17, 2024 the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. No shares were repurchased under the Repurchase Program.

As at March 31, 2025, the Company owed $44,214 worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

Basic and diluted net loss per share represents the loss attributable to shareholders divided by the weighted average number of shares and prefunded warrants outstanding during the period on an as converted basis.

15. REVENUE

For the three months ended March 31, 2025, the Company sold hydroxyl generating devices and participated in bitcoin mining activities. The Company’s revenue is as follows:

	March 31, 2025	March 31, 2024

QuadPro devices	$71,693	$-
Crypto asset production	272,723	-
	$344,416	$-

16. LEASES

The components of lease expenses were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Short-term lease cost	$8,277	$44,170
Total lease expenses	$8,277	$44,170

On March 31, 2024, the Company terminated its short-term office lease.

17. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of March 31, 2025:

Remaining 2025	$4,018,800
2026	6,196,271
$10,215,071

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

On July 11, 2024, AgriFORCE’s former General Counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that AgriFORCE wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Former General Counsel alleges to have suffered damages including, among other things, a loss of base salary of $250,000 CAD per annum, damages from not receiving common stock of AgriFORCE equivalent in value to $62,500 CAD, and damages from not receiving entitlement to the Company’s short-term incentive bonus of $90,563 CAD, and participation in the Company’s long-term incentive stock option program, and participation in the Company’s Group Benefits plan. The Company filed a response to the claim on August 2, 2024. AgriFORCE’s position is that General Counsel was terminated for ‘just cause’. On January 6, 2025, the Company settled the Civil Claim with the Company’s former General Counsel and agreed to pay a settlement amount of $160,000 CAD to the Company’s former General Counsel.

18. SEGMENTED INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e. operating segments have not been aggregated). The Company’s operating and reportable segments at March 31, 2025, include Unthink Food, which produces high protein baking flour; Radical Clean Solutions, which sells its patented hydroxyl devices; and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. At March 31, 2025, Bitcoin Mining operations were conducted at the Redwater Property in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

The information used by the CODM to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the condensed consolidated unaudited financial statements is net income. Segment financial information is used to monitor forecast versus actual results in order to make key operating decisions for each segment. The CODM evaluates the performance or allocate resources for each segment based on the Company’s assets or liabilities.

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Three Months Ended March 31, 2025
Revenue	$531	$71,162	$272,723	$-	$344,416
Significant segment expenses
Costs of services	-	-	223,644	-	223,644
Cost of inventory sold	-	41,749	-	-	41,749
Gross profit (loss)	531	29,413	49,079		79,023
Selling, general and administrative	1,242	62,523	36,384	1,205,387	1,305,536
Research and Development	-	233,179	-	-	233,179
Depreciation	154,316	-	121,079	-	275,395
Accretion interest expense	-	-	-	971,343	971,343
Repairs and Maintenance	-	-	85,668	-	85,668
Severance Expense	-	-	-	144,928	144,928
Foreign exchange loss / gain	(89)	-	-	56,248	56,159
Change in fair value of derivatives	-	-	-	(2,976,911)	(2,976,911)
Loss (gain) on conversion of convertible debt	-	-	-	(86,563)	(86,563)
Loss on debt extinguishment	-	-	-	115,384	115,384
Consulting	-	-	-	100,359	100,359
Total operating expenses and other expenses (income)	155,469	295,702	243,131	(469,825)	224,477
Net Loss	$(154,938)	$(266,289)	$(194,052)	$469,825	$(145,455)

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Three Months Ended March 31, 2024
Revenue	$-	$-	$-	$-	$-
Significant segment expenses	-	-	-	-	-
Costs of services	-	-	-	-	-
Cost of inventory sold	-	-	-	-	-
Gross margin	-	-	-	-	-
Selling, general and administrative	71,866	-	-	1,072,328	1,144,194
Acquisition-related integration costs	-	-	-	-	-
Depreciation	164,295	-	-	2,703	166,998
Foreign exchange loss / gain	-	-	-	(54,631)	(54,631)
Change in fair value of derivatives	-	-	-	23,769	23,769
Loss (gain) on conversion of convertible debt	-	-	-	272,732	272,732
Loss on debt extinguishment	-	-	-	410,433	410,433
Accretion interest expense	-	-	-	1,364,205	1,364,205
Total operating expenses and other expenses (income)	236,161	-	-	3,091,539	3,327,700
Net Income	$(236,161)	-	$-	$(3,091,539)	$(3,327,700)

Other segment items consists of loss on disposition of property, plant and equipment, change in fair value of derivatives, impairment loss, interest income, and foreign exchange (loss) gain, as reported on the condensed consolidated unaudited income statements. following table summarizes the additions to property and equipment, total property and equipment, and total assets by segment, used by the CODM to assess segment performance.

	Unthink Food	Radical Clean Solutions	Bitcoin Mining	Corporate	Total
Three Months Ended March 31, 2025
Property and equipment, additions	$-	$-	$2,267,816	$-	$2,267,816
Intangible assets, additions	-	-	1,506,918	-	1,506,918
Property and equipment, net	-	-	1,647,408	50,079	1,697,487
Intangible assets, net	7,076,879	774,228	625,736	-	8,476,843
Total assets	$7,076,879	$774,228	$6,047,878	$50,079	$13,949,064
Three Months Ended March 31, 2024
Property and equipment, additions	$-	$-	$-	$112,046	$112,046
Intangible assets, additions	-	-	-	-
Property and equipment, net	-	-	-	84,295	84,295
Intangible assets, net	12,265,856	218,449	-	-	12,484,305
Total assets	$12,265,856	$218,449	-	$196,341	$12,680,646

The following tables summarize revenue, assets, and property, plant, and equipment by geographic area based on the location of the underlying action activity or rendering of services and location of the underlying assets:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenue
Canada	$56,405	$-
United States	288,011	-
Total Revenue	$344,416	$-

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Assets
Cash and cash equivalents for all segments
Canada	$1,351,983	$423,907
United States		65,961
Total cash and cash equivalents	$1,351,983	$489,868

Property Plant and Equipment
Canada	$1,647,408	$808,895
United States	2,267,816	-
Total property plant and equipment	$3,915,224	$808,895

The revenues for the Radical Clean Solutions segment were generated from one customer for the periods ended March 31, 2025 and 2024.

The revenues for the Bitcoin mining segment were generated from Bitcoin network.

19. SUBSEQUENT EVENTS

From April 1, 2025 through May 15, 2025, the Company issued 817,087 common shares upon conversion of convertible debt (principal and interest of $1,214,047).

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

On May 1, 2025, the Company issued 117,206 common shares to the Executive Chair of the Company for completion of certain milestones.

On May 1, 2025, the Company issued 141,289 common shares to an executive of the Company as part of compensation to Company officers.

On May 9, 2025, the Company issued 50,000 common shares upon exercise of warrants.

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

Our Business

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

2025

●	Continue introduction into the Mexico market with our exclusive distributor
●	Identify and set up exclusive distribution agreements for the EMEA region
●	Start commercializing the Hydroxyl Devices into the US market of CEA and Food Manufacturing
●	Launch full line up of Hydroxyl Devices : in-Duct HVAC unit, Portable Industrial QuadPro Unit, Small Rooms Wall-Mount unit

2026

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

While benefiting from Alberta’s strong incentive programs, i.e., the Alberta Carbon Capture Incentive Program, the Company hopes to reuse waste resources to produce profit from cryptocurrency mining, Alberta carbon credits for carbon sequestration and methane reduction, and the sale of premium crops. Upon completion of the acquisition, the Company’s process will capture natural gas flares to generate significant low-cost energy to operate the cryptocurrency mining rigs. The new facility, and any facilities that the Company may acquire moving forward, will capture and redirect heat from miners and the generator to warm an enclosure suitable for growing white-legged shrimp (Penaeus Vannamei), and controlled environment agriculture. The facility will then be utilized to produce a continuous supply of fresh shrimp, red seaweed and micro-greens for local markets and restaurants. Micro-greens are a fast-growing, nutrient-dense crop that requires relatively little space and water to produce commercial yields, while significantly reducing greenhouse gas emissions.

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

Share Repurchase Program

On June 17, 2024, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. The Board will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As at March 31, 2025, no shares have been repurchased under the program.

Acquisitions

We purchased all of the assets of RCS in August 2024, the Redwater Bitcoin Mining Facility in November 2024, and the Bald Eagle Bitcoin Mining Facility in January 2025. A discussion of the acquisitions is set forth above in footnote 3 to our financial statements included herein.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended March 31, 2025 and 2024 included in this report.

Revenues

The Company sells its hydroxyl generating devices directly to customers and indirectly to customers through sales brokers.

During the three months ended March 31, 2025, the Company sold and delivered 12 hydroxyl generating devices for gross sales of $71,162. There were no such sales in the three months ended March 31, 2024.

Bitcoin revenue increase due to acquisition of bald eagle bitcoin mining operations started during Q1 2025, producing approximately 1 bitcoin a month.

Operating Expenses

Operating expenses primarily consist of wages and salaries, professional fees, consulting, office and administration, investor and public relations, research and development, and share-based compensation.

Operating expenses increased during the three months ended March 31, 2025 as compared to March 31, 2024 by $798,789 or 59% primarily due to the following:

●	Decrease in professional fees due to certain lawsuits being settled early Q1 2025, while Q1 2024 had significant litigation costs.
●	Office and administrative costs decrease by $110,726. Decrease is due to reduction in office expenses due to reduction in staff in Q1 2025 and also move to a virtual office.
●	Increase in Repairs and Maintenance due to increase in misc. repairs required for bitcoin facility as majority of repairs were completed in Q4 2025. Repairs include changing wiring and control panels. No Repairs and Maintenance in Q1 2024
●	Lease expense decreased by $35,893 due to shifting from a short-term office lease to a virtual office.
●	Research and development increased by $229,594 due to RCS related research to design and development current devices and expenses related to testing on its effectiveness against mold
●	Travel and entertainment increased by $11,307 increased international travel for foreign business development.
●	Investor and public relations increased by $43,236 due to increase in IR campaign to promote company products.
●	Wages and salaries increased by $215,795 due to hiring of new staff for Bitcoin mining and RCS.
●	Share based compensation increased by $101,825 due to share based compensation to Chairman and CEO of the company.
●	Increase in severance expense due to Richard Wong (former CFO) severance agreement entered into in Q1 2025
●	Increase in Depreciation expense due to fixed assets obtained from bitcoin operations that depreciate

Other Expenses / (Income)

Other expense for the three months ended March 31, 2025 increased when compared to the three months ended March 31, 2024 due to the following:

●

Change in fair value of derivative liabilities improved by $3,000,680 due to significant more conversion features and warrants issued in Q1 2025 that were revalued as at March 31, 2025 with significantly lower liability values.

●	Loss on debt extinguishment decreased by $295,049 due to limited extinguishments during the period due to a lot fewer conversions during the Q1 2025.

●	(Gain) loss on conversion of convertible debt improved by $359,295 due to limited conversion during the period due to a lot fewer conversions during the Q1 2025

●	Other income decrease by $39,367 due to minimal interest on cash since the Company had limited cash during Q1 2025.

●	Accretion interest on debentures decreased by $392,862 to a lower accretion interest rates applied to Q1 2025 outstanding debentures. The higher accretion interest rates for Q1 2024 were due to higher amounts of initial convertible debenture balance being bifurcated to derivative liabilities, creating a lower opening convertible debenture balance and higher accretion interest rate.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $145,455 for the three months ended March 31, 2025. We have recorded an accumulated deficit of $60,927,574 as of March 31, 2025 and $60,782,119 as of December 31, 2024. Net cash used in operating activities for the three months ended March 31, 2025 and March 31, 2024 was $2,172,409 and $1,309,334 respectively.

The Company held $1,351,983 in cash as at March 31, 2025 as compared to $489,868 as at December 31, 2024.

Our future capital requirements will depend on many factors, including:

●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and in foreign countries;
●	the costs of R&D activities we undertake to further develop our technology;
●	the costs of constructing our grow houses, including any impact of complications, delays, and other unknown events;
●	the costs of commercialization activities, including sales, marketing and production;
●	the costs of our mergers and acquisitions activity;
●	the level of working capital required to support our growth; and
●	our need for additional personnel, information technology or other operating infrastructure to support our growth and operations as a public company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the stage of development. As such it is likely that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The net cash used by operating activities for the three months ended March 31, 2025 was $2,172,409 compared to $1,309,334 for the three months ended March 31, 2024. The decrease of $1,511,408 was primarily due to the following:

●	Increase in cash flow adjustments of $143,134 for share based compensation due to share compensation offer to CEO and Chairman of the Company.
●	Decrease in prepaid expenses and other current assets used in operating activities of $335,358.
●	Increase in accounts payable and accrued liabilities of $193,506 due to delays in paying bills, AP turnover slowed.

●	Decrease in net loss of $3,182,245 due to operating expenses and other income (expense) noted above.
●	Non-cash change in fair value of derivative liabilities improved by $3,000,680 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as at March 31, 2025
●	Decrease in loss on debt extinguishment cash adjustment by $295,049 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions.
●	Improvement in (gain) loss on conversion of convertible debt cash adjustment by $359,295 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the six months ended March 31, 2024.

Net cash used in investing activities was $4,765,000 for cash consideration paid for the Bald Eagle Bitcoin Mining Acquisition.

Net cash provided by financing activities for the three months ended March 31, 2025, represents net proceeds from debentures of $8,188,000 and repayments of convertible debentures $110,000. Net cash provided by financing activities for the three months ended March 31, 2024, represents net proceeds from debentures of $1,000,000. This was partially offset by repayments on convertible debentures of $668,568, financing costs of debentures of $50,000.

Recent Financings

On February 21, 2024, a Debenture Investor purchased an additional tranche totaling $1,100,000 in convertible debentures and received 33,411 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $21.40 and expire on August 21, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $21.40.

On April 11, 2024, a Debenture Investor purchased an additional tranche totaling $550,000 in convertible debentures and received 21,933 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $16.30 and $18.00, respectively and expire on October 11, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Warrants to $16.30.

On May 22, 2024, a Debenture Investor purchased an additional tranche totaling $833,000 in convertible debentures and received 54,145 warrants. The convertible debentures and debenture warrants were issued with an exercise price of $10.00 and $11.00, respectively and expire on November 22, 2027. The issuance of the additional tranche triggered the down round provision, adjusting the conversion prices of the First, Second, Third, Fourth, Fifth and Six Tranche Debentures and the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $10.00.

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

On March 21, 2025, Investors purchased an additional tranche of debt of $1,320,000 with a 10% original issue discount for gross proceeds of $1,188,000 (the “March 2025 Debentures”) due March 21, 2026. The Debentures were convertible into common shares at $1.99 per share and the Investors received an additional 431,159 warrants at a strike price of $1.99 (the “March 2025 Debenture Warrants”). The Debenture Warrants and Debentures each have round down provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Warrants to $1.99.

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the three months ended March 31, 2025 and 2024, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, AgriFORCE™ is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 17 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the three months ended March 31, 2025:

On January 16, 2025, investors purchased $7,700,000 in convertible debentures. The convertible debt and warrants were issued with an exercise price of $2.62 and $2.882 respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62.

On March 21, 2025, investors purchased $1,320,000 in convertible debentures. The convertible debt and warrants were issued with an exercise price of $1.99. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Warrants to $1.99.

Critical Accounting Estimates

We are not aware of any material changes to our critical accounting estimates set forth under the caption “Critical Accounting Estimates” in Part II, Item 7 of of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2025, (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

AGRIFORCE GROWING SYSTEMS, LTD.

Date: May 15, 2025	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

