Form 10-Q
period 2025-06-30
AGRIFORCE GROWING SYSTEMS LTD.
filed 2025-08-14
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, the registrant had 1,309,598 common shares, no par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; volatility and other risks of cryptocurrencies; and the economy in general or the future of the agriculture technology industry, all of which were subject to various risks and uncertainties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

	Note	June 30, 2025	December 31, 2024
		(Unaudited)
ASSETS

Current
Cash		$185,313	$489,868
Digital assets (including $321,405 of digital assets restricted as of June 30, 2025)		724,971	26,282
Other receivable		184,061	115,520
Deposit receivable		58,177	73,849
Prepaid expenses and other current assets	4	242,620	314,252
Inventories	5	5,961	5,961
Current assets in discontinued operations	3	-	281,501
Total current assets		1,401,103	1,307,233

Non-current
Property and equipment, net	6	4,807,533	808,895
Intangible assets, net	7	7,449,223	7,813,576
Goodwill	3	1,535,333	-
Lease deposit		50,079	45,224
Long term assets in discontinued operations	3	-	789,055
Total assets		$15,243,271	$10,763,983

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	9	$2,892,170	$2,484,184
Debentures	10	7,976,752	1,443,209
Derivative liabilities	13	-	293,761
Loan payable	11	200,000	-
Current liabilities in discontinued operations	3	-	99,111
Total current liabilities		11,068,922	4,320,265

Non-current
Other liabilities		73,630	-
Derivative liabilities	13	-	191,902
Long-term loan	12	41,736	41,699
Long-term liabilities in discontinued operations	3	-	98,864
Total liabilities		$11,184,288	4,652,730

Commitments and contingencies	17

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 420,901 and 172,255 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively*	14	68,345,760	65,042,657
Additional paid-in-capital		5,777,963	2,964,795
Obligation to issue shares	14	44,214	44,214
Accumulated deficit		(68,987,816)	(60,782,119)
Accumulated other comprehensive loss		(1,121,138)	(1,158,294)
Total shareholders’ equity		4,058,983	6,111,253

Total liabilities and shareholders’ equity		$15,243,271	$10,763,983

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Expressed in US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE	$451,955	$41,315	$725,209	$41,315

OPERATING EXPENSES
Cost of revenue, excluding depreciation	$239,210	$33,731	$462,854	$33,731
Wages and salaries	553,793	330,616	1,158,190	719,220
Consulting	35,178	83,281	35,177	186,196
Professional fees	441,142	159,337	579,642	329,729
Office and administrative	164,398	285,056	286,351	580,258
Investor and public relations	41,554	17,366	110,071	42,646
Depreciation and amortization	318,340	162,941	593,735	329,939
Share based compensation	81,333	38,782	208,499	64,122
Sales and marketing	29,342	50,598	75,875	75,826
Lease expense	4,738	14,406	13,015	58,576
Travel and entertainment	5,387	3,475	21,376	8,158
Shareholder and regulatory	43,840	29,485	119,660	85,449
Research and development	-	509	-	4,094
Severance Expense	(19,946)	-	124,983	-
Repairs and maintenance	114,723	-	200,391	-
Write-off of inventory	-	-	-	38,470
Bitcoin unrealized (gain) loss market valuation	(116,702)	-	(80,318)	-
Total operating expenses	1,936,330	1,209,583	3,909,501	2,556,414

Operating loss	(1,484,375)	(1,168,268)	(3,184,292)	(2,515,099)

OTHER EXPENSES
Accretion of interest on debentures	966,284	838,876	1,937,627	2,203,081
Loss on conversion of convertible debt	-	1,119,750	(86,563)	1,392,482
Loss on debt extinguishment (Note 8)	4,615,255	1,887,936	4,730,640	2,298,369
Change in fair value of derivative liabilities (Note 13)	-	(716,695)	(2,976,911)	(692,926)
Foreign exchange gain	20,553	(32,121)	76,712	(86,752)
Loss on disposal of fixed assets	-	-	-	4,252
Other income	(60,624)	(33,915)	(61,148)	(73,806)

Net loss from continuing operations	$(7,025,843)	$(4,232,099)	$(6,804,649)	$(7,559,799)

Loss from operations of discontinued component	(130,287)	-	(496,936)	-
Loss on disposal of discontinued operations	(904,112)	-	(904,112)	-
Net loss discontinued operations	(1,034,399)	-	(1,401,048)	-

Net loss	(8,060,242)	$(4,232,099)	(8,205,697)	$(7,559,799)
Other comprehensive loss
Foreign currency translation	-	(128,744)	37,156	(408,649)

Comprehensive loss attributable to common shareholders	$(8,060,242)	$(4,360,843)	$(8,168,541)	$(7,968,448)

Basic and diluted net loss per common share for continuing operations	$(24.06)	$(83.03)	$(26.20)	$(290.57)

Basic and diluted net loss per common share for discontinued operations	$(3.54)	$(0.00)	$(5.39)	$(0.00)

Basic and diluted net loss per common share, total	$(27.60)	$(83.03)	$(31.59)	$(290.57)

Weighted average number of common shares outstanding – basic and diluted*	292,021	50,973	259,722	26,017

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Expressed in US dollars, except share numbers)

	For the three months ended June 30, 2025
	Common shares		Additional	Obligation		Accumulated other	Total
	# of		paid-in-	to issue	Accumulated	comprehensive	shareholders’
	Shares*	Amount	capital	shares	deficit	income (loss)	equity
Balance, April 1, 2025	193,340	$65,446,689	$2,964,795	$44,214	$(60,927,574)	$(1,121,138)	$6,406,986
Shares issued for conversion of convertible debt	193,283	2,517,571	-	-	-	-	2,517,571
Shares issued for executive compensation	28,722	322,500	-	-	-	-	322,500
Shares issued for exercise of warrants	5,556	59,000	-	-	-	-	59,000
Reclassification of derivative liabilities to additional-paid-in capital	-	-	2,771,503	-	-	-	2,771,503
Warrants issued with convertible debt	-	-	41,665	-	-	-	41,665
Net loss	-	-	-	-	(8,060,242)	-	(8,060,242)
Balance, June 30, 2025	420,901	68,345,760	5,777,963	44,214	(68,987,816)	(1,121,138)	4,058,983

	For the six months ended June 30, 2025
	Common shares		Additional	Obligation		Accumulated other	Total
	# of		paid-in-	to issue	Accumulated	comprehensive	shareholders’
	Shares*	Amount	capital	shares	deficit	loss	equity
Balance, January 1, 2025	172,255	$65,042,657	$2,964,795	$44,214	$(60,782,119)	$(1,158,294)	$6,111,253
Shares issued for conversion of convertible debt	214,369	2,921,603	-	-	-	-	2,921,603
Shares issued for executive compensation	28,722	322,500	-	-	-	-	322,500
Shares issued for exercise of warrants	5,556	59,000	-	-	-	-	59,000
Reclassification of derivative liabilities to additional-paid-in capital	-		2,771,503	-	-	-	2,771,503
Warrants issued with convertible debt	-	-	41,665	-	-	-	41,665
Net loss	-	-	-	-	(8,205,697)	-	(8,205,697)
Foreign currency translation	-	-	-	-	-	37,156	37,156
Balance, June 30, 2025	420,901	68,345,760	5,777,963	44,214	(68,987,816)	(1,121,138)	4,058,983

	For the three months ended June 30, 2024
	Common shares		Additional	Obligation		Accumulated other	Total
	# of Shares*	Amount	paid-in- capital	to issue shares	Accumulated deficit	comprehensive loss	shareholders’ equity

Balance, April 1, 2024	25,082	$53,880,259	$3,456,475	$44,214	$(47,835,004)	$(606,501)	$8,939,443
Shares issued for conversion of convertible debt	68,339	6,651,170	-	-	-	-	6,651,170
Shares issued for compensation	258	20,541	-	42,218	-	-	62,759
Shares issued for consulting services	17	2,624	-	-	-	-	2,624
Shares issued on conversion of vested prefunded warrants	7	530,429	(530,429)	-	-	-	-
Share based compensation	-	-	27,837	-	-	-	27,837
Net loss	-	-	-	-	(4,232,099)	-	(4,232,099)
Foreign currency translation	-	-	-	-		(128,744)	(128,744)
Balance, June 30, 2024	93,703	61,085,023	2,953,883	86,432	(52,067,103)	(735,245)	11,322,990

	For the six months ended June 30, 2024
	Common shares		Additional	Obligation		Accumulated other	Total
	# of		paid-in-	to issue	Accumulated	comprehensive	shareholders’
	Shares*	Amount	capital	shares	deficit	loss	equity
Balance, January 1, 2024	6,490	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	86,665	10,624,607	-	-	-	-	10,624,607
Shares issued for compensation	383	73,421	-	(10,662)	-	-	62,759
Shares issued for consulting services	158	27,624	-	-	-	-	27,624
Shares issued on conversion of vested prefunded warrants	7	530,429	(530,429)	-	-	-	-
Share based compensation	-	-	11,868	-	-	-	11,868
Net loss	-	-	-	-	(7,559,799)	-	(7,559,799)
Foreign currency translation	-	-		-	-	(408,649)	(408,649)
Balance, June 30, 2024	93,703	$61,085,023	$2,953,883	$86,432	$(52,067,103)	$(735,245)	$11,322,990

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AGRIFORCE GROWING SYSTEMS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Expressed in US Dollars)

		For the Six months ended June 30,
	Note	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(8,205,697)	$(7,559,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		593,735	329,939
Share based compensation		-	11,868
Shares issued for consulting services		-	27,624
Shares issued for compensation		208,499	62,759
Amortization of debt issuance costs		1,912,367	2,149,678
Amortization of power purchase agreement		115,297	-
Change in fair value of derivative liabilities	13	(2,976,911)	(692,926)
(Gain) loss on debt conversion	10	(86,563)	1,392,482
Loss on debt extinguishment	10	4,730,640	2,298,369
Loss on disposal of business	3	904,112	-
Loss on disposal of fixed assets		-	4,252
Unrealized (gains) losses on digital assets		(80,318)	-
Changes in operating assets and liabilities:
Revenue from digital assets production		(724,678)	-
Accounts Receivable		-	(8,479)
Deposit receivable		15,672	-
Other receivables		(76,024)	5,652
Prepaid expenses and other current assets		192,422	(24,737)
Inventories		-	34,236
Accounts payable and accrued liabilities		420,895	(225,737)
Lease deposit asset		-	(18,382)
Contract liabilities		-	(15,336)
Net cash used in operating activities		(3,056,552)	(2,228,537)

CASH FLOWS FROM INVESTING ACTIVITIES
Bald Eagle acquisition		(4,765,000)	-
Acquisition of equipment		(1,024,248)	-
Sale of crypto assets		105,941	-
Net cash used in investing activities		(5,683,307)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures – net of discount	10	8,550,000	2,250,000
Repayment of convertible debentures	10	(110,000)	(802,282)
Proceeds from loan payable		200,000	-
Proceeds from warrants		59,000
Financing costs of debentures	10	(157,000)	(84,463)
Net cash provided by financing activities		8,542,000	1,363,255

Effect of exchange rate changes on cash and cash equivalent		(106,696)	(75,800)
Change in cash		(304,555)	(941,082)
Cash, beginning of period		489,868	3,878,578
Cash, end of period		$185,313	$2,937,496

Supplemental cash flow information:
Cash paid during the period for interest		-	$53,403

Supplemental disclosure of non-cash investing and financing transactions
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)		$-	$564,000
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)		$-	$359,000
Initial fair value of debenture warrants (“Sixth Tranche Warrants”)		$-	$242,000
Initial fair value of conversion feature of debentures (“Six Tranche Debentures”)		$-	$198,000
Initial fair value of debenture warrants (“Seventh Tranche Warrants”)		$-	$369,000
Initial fair value of conversion feature of debentures (“Seventh Tranche Debentures”)		$-	$297,000
Initial fair value of debenture warrants (“January 2025 Tranche Warrants”)		$3,722,310	$-
Initial fair value of conversion feature of debentures (“January 2025 Tranche Debentures”)		$1,012,000	$-
Initial fair value of debenture warrants (“March 2025 Tranche Warrants”)		$428,350	$-
Initial fair value of conversion feature of debentures (“March 2025 Tranche Debentures”)		$171,000	$-
Initial fair value of debenture warrants (“May 2025 Tranche Warrants”)		$41,665	$-
Shares issued for conversion of convertible debt		$2,921,603	$10,624,607
Reclassification of derivative liabilities to equity		$2,771,503	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the six months ended June 30, 2025 and 2024 (unaudited)

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

During 2024, the Company commenced operations as a sustainable bitcoin miner. It has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1,522 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

The addition in 2024 of sustainable Bitcoin mining represents the first pillar in the Company’s three pillar strategy to:

●	Utilize its modular architecture to mine crypto currency, as well as to offer compute capabilities tailored for AI, edge computing, and sovereign data solutions;
●	Continue developing and deploying mobile modular gas-to-power units for off-grid scalability, securing access to sizeable amounts of power; and
●	Build a strategic digital reserve, accumulating up to 50% of Bitcoin mined and allocating up to 50% of new capital raised toward Bitcoin and potentially other purchases.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements and related financial information of AgriFORCE Growing Systems Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2025 and December 31, 2024, and the results of its operations and cash flows during the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025, or for any future period.

Liquidity and Management’s Plan

The Company has incurred substantial operating losses since its inception and expects to continue to incur significant operating losses for the foreseeable future. As reflected in the interim financial statements for the six months ended June 30, 2025, the Company had a net loss of $8.2 million, $3.1 million of net cash used in operating activities, and the Company had a working capital deficiency of $9.7 million.

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

Reverse Stock Split

On July 28, 2025, the Company effected a one-for-nine reverse stock split of the Company’s issued and outstanding common shares (the “Reverse Split”). As a result of the Reverse Split, every 9 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the Reverse Split were sold at the then prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted stockholders. The Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to July 28, 2025 have been adjusted to reflect the Reverse Split on a retroactive basis.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The amendments are effective for the Company for the fiscal year ended December 31, 2025. The Company is currently evaluating the impact of adopting the standard.

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

Digital assets

Bitcoin awarded to the Company through its mining activities is accounted for in connection with the Company’s revenue recognition policy.

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

Sales of Bitcoin by the Company are typically included within the investing activities on the condensed consolidated interim statement of cash flows since such Bitcoin is typically not sold nearly immediately after being produced. The Company will monitor its cash needs and sell Bitcoin in the future to fund its cash expenditures as needed. The aggregate cost basis of the Company’s Bitcoin as of June 30, 2025 was $644,353 (December 31, 2024 - $25,246). The Company held 6.8 BTC as of June 30, 2025 (December 31, 2024 – 0.3). In June 2025 the Company sold one (1) BTC for $105,941 (December 31, 2024 – nil).

	June 30, 2025			June 30, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	6.76743	$644,353	$724,971	-	-	-

The following table presents information regarding the mining operations including production and sales of mined Bitcoin,

	June 30, 2025		June 30, 2024
	Quantity	Cost Basis Amount	Quantity	Amount
Balance as of December 31, 2024	0.27022	$25,246	-	-
Additions from crypto mining	7.49598	724,678	-	-
Disposition from sale	(1.00119)	(105,571)	-	-
Balance as of June 30, 2025	6.76743	$644,353	-	-

Bitcoin had a market price of $107,135 on June 30, 2025.

Bitcoin had a market price of $82,549 on March 31, 2025.

In addition, the Company has pledged three (3) BTC as collateral for the loan as of June 30, 2025 (see Note 11).

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

Inventories

Inventories consist of finished goods of milled flour and related packaging material recorded at the lower of cost or net realizable value with the cost measured using the average cost method. Inventories include all costs that relate to bringing the inventory to its present condition and location under normal operating conditions.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

●	Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

The Company earns revenue from the production of digital assets through mining activities. This revenue represents proceeds received from participating in a third-party operated bitcoin mining pool. When the Company is a participant in a third-party operated mining pool, the Company provides a service to perform hash calculations to the third-party pool operators.

The Company is entitled to non-cash compensation in the form of bitcoin based on the pool operator’s payout model, which is the Full-Pay-Per-Share (“FPPS”) model, under which the pool pays out block rewards and transaction fees, less mining pool fees. The Company is entitled to such non-cash consideration even if a block is not successfully validated by the mining pool operators.

The Company considers the third-party mining pool operator to be its customer under ASC 606. Contract inception and the Company’s enforceable right to consideration begins when the Company commences providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract within 24 hours’ notice without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.

The Company’s sole performance obligation is to provide hash calculations to the third-party pool operators. Accordingly, the entire transaction price is allocated to such performance obligation. The Company measures the non-cash consideration (bitcoin) it receives is based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Digital assets received are recorded as digital assets. Cash flows from selling digital assets are typically included within the investing activities on the condensed consolidated interim Statement of Cash Flows.

The Company evaluates and accounts for its digital assets in accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), the Company measures digital assets at fair value with changes recognized in operating expenses. The Company applies the first-in-first-out method of accounting to its digital assets and tracks the cost basis of the crypto asset by wallet.

Product revenue in 2024 was limited to sales from hydroxyl generators. We recognized product revenue when we satisfied performance obligations by transferring control of the promised products or services to customers. Product revenue was recognized at a point in time when control of the promised good or service was transferred to the customer, which was at the point of shipment or delivery of the goods.

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

Foreign Currency Transactions

The financial statements of the Company and its subsidiaries whose functional currencies are the local currencies are translated into USD for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive loss” as equity in the consolidated balance sheets. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the reporting currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included within non-operating expenses.  As of April 1, 2025, the functional currency of the Company was changed from Canadian dollars (“CAD”) to USD due to a change in the primary economic environment in which the Company operates. The majority of the Company’s executive leadership and operations are located in the United States. The majority of revenue generation, expenditures, cash flows, financing, and contractual terms are denominated in USD.

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

Loss per common share calculations for all periods have been adjusted to reflect the reverse stock splits effected on December 5, 2024 and July 28, 2025.

Fair Value Accounting

The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturities of these items.

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024, May 22, 2024, January 16, 2025, and March 21, 2025 as well as the private placements on June 20, 2023 and October 15, 2024, the Company issued warrants having strike prices denominated in USD. This creates an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value. As of April 1, 2025, the Company changed its functional currency to USD. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital.

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

Note payable forgiven	$202,093
Convertible debentures repaid on behalf of RCS	153,986
Common shares	295,000
Contingent consideration	79,000
Previously invested equity	118,850
Purchase price	$848,929

August 16, 2024
Purchase price	$848,929

Assets acquired
In-process research and development	300,000
Trademark	10,000
Brand logo	10,000
Web domain	10,000
Customer list	138,000
Device firmware and software	50,000
Blueprints	20,000
Fair value of identified net assets acquired	538,000
Goodwill acquired on acquisition	$310,929

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company accrued a loss on disposal of the RCS business, which is reflected on the condensed consolidated statement of operations as a loss on disposal of business of $904,112.

Details of the assets and liabilities of discontinued operations are as follows:

	June 30, 2025	December 31, 2024
Carry amounts of major classes of assets included as part of discontinued operations
Current
Prepaid expenses and other current assets	$-	$245,019
Inventories	-	36,482
Total current assets in discontinued operations	-	281,501

Non-current
Intangible assets, net	-	494,114
Goodwill	-	294,941
Total long-term assets in discontinued operations	$-	$789,055

Carry amounts of major classes of liabilities included as part of discontinued operations	-
Current
Accounts payable and accrued liabilities	$-	$99,111
Total current liabilities in discontinued operations	-	99,111

Non-current
Other liabilities	-	98,864
Long-term liabilities in discontinued operations	$-	98,864

The details of the component information of the discontinued operations are disclosed under columns Radical Clean Solutions in segment reporting information in Note 18.

(b)	Redwater Acquisition

On November 28, 2024, the Company completed its acquisition of the Redwater Bitcoin Mining Facility, located in Alberta, Canada. (“Redwater”) for a total purchase price of approximately $1.5 million. Redwater is a Bitcoin mining facility, powered by 1.2 MW of flared natural gas energy, currently supports over 130 bitcoin mining units and has the scalability to accommodate up to 250 units. The acquisition was accounted for as an asset acquisition as, at the time of acquisition, no outputs were produced from the property, and skilled employees or contractors required for the operation of the facility were not included in the transaction. The purchase price consisted primarily of cash proceeds paid to the seller, and legal transaction costs. The acquired assets will be amortized from their acquisition date over their remaining estimated useful lives.

The purchase price was allocated based on the relative fair value of the assets acquired as follows:

Assets Acquired:	Fair Value
S19J Pro Bitmain ASIC Miners	$102,812
Natural Gas Power Plant	566,009
Power Purchase Agreement	673,769
Bitcoin Mining Facility and Infrastructure	171,116
$1,513,706

The Power Purchase Agreement between the Company and Rivogenix Energy Corp (“Rivogenix”), allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded at the present value of the contractual benefit. As per the agreement, Rivogenix procures the natural gas required to generate power using the Natural Gas Power Plant and allows the Company to purchase the power generated at a rate of CAD $0.055 per kilowatt hour (KWH). The expected power cost per kilowatt hour in Alberta was determined to be CAD $0.0883, providing a discount of CAD $0.0383. The power usage required to operate each of the acquired Bitcoin Miners is 75.9KWH per day per Bitcoin Miner. The discount rate used in the present value calculation is 11.25%, and the period of the contract has been determined to be 3 years.

(c)	Bald Eagle Acquisition

On January 17, 2025, the Company completed the acquisition of assets of Bald Eagle Mining (“Bald Eagle”), located in Columbiana Country, Ohio, for a total purchase price of $4,765,000. Bald Eagle is a Bitcoin mining facility, powered by 5MW of natural gas energy, which at the time of the acquisition supported over 900 bitcoin mining units. During the second quarter of 2025, the Company increased the number of mining units at the Bald Eagle mining site to 1,191.

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Proforma for the three months ended June 30,
	2025	2024
Revenue	$451,955	$448,068
Net loss	$8,060,242	$4,044,943

	Proforma for the six months ended June 30,
	2025	2024
Revenue	$795,478	$1,084,743
Net loss	$8,205,815	$7,346,149

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

January 17, 2025
Cash consideration	$3,550,000
Option payment	1,215,000
Purchase price	$4,765,000

Assets acquired
S19J Pro Bitmain ASIC Miners	$746,159
Natural gas power generators	1,671,586
Transformers	131,878
Data centers	609,554
Shipping containers	13,744
Standby generators	66,090
Fair value of identified net assets acquired	$3,239,012
Goodwill	$1,525,988

As at June 30, 2025, the Goodwill balance was $1,535,333 (foreign exchange gain of $9,345).

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2025	December 31, 2024
Legal retainer	$68,504	$30,976
Prepaid expenses	83,575	3,034
Inventory and equipment advances	37,337	227,087
Purchase prepayments	53,204	53,155
	$242,620	$314,252

5. INVENTORIES

As of June 30, 2025, the Company had $5,961 inventory (December 31, 2024 – $42,443) in finished goods.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Computer equipment and software	$805,211	$835,142
Bitminers	1,875,483	-
Natural gas power generators and spare parts	1,682,066	-
Transformers and Generators	752,502	-
Furniture and fixtures	-	2,358
Total property and equipment	5,115,262	837,500
Less: accumulated depreciation	(307,729)	(28,605)
Property and equipment, net	$4,807,533	$808,895

Depreciation expense on property and equipment for the six months ended June 30, 2025 was $285,663 (June 30, 2024 - $329,939), for the three months ended June 30, 2025 was $ 164,584 (June 30, 2024 $162,941). During the six months ended June 30, 2024, the Company disposed of property and equipment which resulted in a loss of $4,252. There was no disposals in 2025.

7. INTANGIBLE ASSETS

	June 30, 2025	December 31, 2024
Manna IP	$7,354,403	$7,347,757
Power Purchase Agreement	511,106	625,736
Total intangible assets	7,865,509	7,973,493
Less: accumulated amortization	(416,286)	(159,917)
Intangible assets, net	$7,449,223	$7,813,576

Intangible assets include $6,938,117 (December 31, 2024 - $7,209,118) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 1,476 prefunded warrants valued at $12,106,677 (the “Purchase Price”). Subject to a 9.99% blocker and SEC Rule 144 restrictions, the prefunded warrants vested in tranches up until March 10, 2024, at which time all tranches were fully vested. When vested the tranches of prefunded warrants became convertible into an equal number of common shares.

The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $277,524 in amortization expense related to the Manna IP for the six months ended June 30, 2025 (June 30, 2024- $326,242 ), and $138,762 for the three months ended June 30, 2025 (June 30, 2024 $161,947).

The Company acquired intangible assets from RCS as part of the business combination (Note 3). The following intangible assets were acquired from RCS:

	Weighted Average Useful Life (Years)
In-process research and development	Term of the patent	$300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

The Company recorded $30,548 (June 30, 2024 - $Nil ) in amortization expense, and a foreign exchange loss of $nil (June 30, 2024 - $Nil) related to the RCS assets for the six months ended June 30, 2025.  The Company recorded $15,274 (June 30, 2024 - $Nil ) in amortization expense, and a foreign exchange loss of $Nil (June 30, 2024 - $Nil) related to the RCS assets for the three months ended June 30, 2025

As of June 30, 2025, the Company recorded the disposal of the RCS assets due to the mutual agreement to return the RCS assets to the seller which resulted in a loss on disposal of business of $904,112 (Note 3). The Company reclassified the assets and liabilities of RCS to assets held for sale and liabilities held for sale. The Company reclassified the revenues and expenses of RCS to net loss from discontinued operations.

The Company acquired an intangible asset from the acquisition of Redwater, as part of the asset acquisition (note 3). The Power Purchase Agreement between the Company and Rivogenix, allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit. The period of the contract has been determined to be 3 years. As of June 30, 2025, 2.5 years remain on the contract. The fair value of the Power Purchase Agreement Contract as of June 30, 2025 is $511,106 (December 31, 2024 - $625,736). The Company recognized $124,531 in amortization expense (reflected in cost of sales) during the six months ended June 30, 2025 and $62,919 for the three months ended June 30, 2025 (June 30, 2024 - $Nil) in relation to the Power Purchase Agreement.

The estimated annual amortization expense for the next five years are as follows:

Period ending:	Amount
Remaining 2025	$401,021
2026	780,315
2027	739,138
2028	555,049
2029	555,049
Subsequent years	4,418,651
Total	$7,449,223

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company accrued a loss on disposal of the RCS business, which is reflected on the condensed consolidated statement of operations as a loss on disposal of business which resulted in a loss on disposal of business of $904,112.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2025	December 31, 2024
Accounts payable	$1,926,834	$597,057
Accrued expenses	965,336	1,887,127
	$2,892,170	$2,484,184

10. DEBENTURES

On June 30, 2022, the Company executed the definitive agreements (the “Purchase Agreements”) with arm’s length accredited institutional investors (the “Investors”) for $14,025,000 in debentures with a 10% original issue discount for gross proceeds of $12,750,000 (“First Tranche Debentures”). The First Tranche Debentures were convertible into common shares at $11,100.00 per share. In addition, the Investors received 91 warrants at a strike price of $12,210.00, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interested.

The Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

On January 17, 2023, the Investors purchased additional debentures totaling $5,076,923 with a 10% original issue discount for gross proceeds of $4,615,385 (the “Second Tranche Debenture”). The Second Tranche Debentures were convertible into common shares at $6,200.00 per share and the Investors received an additional 59 warrants at a strike price of $6,200.00, which expire on December 31, 2025 (the “Second Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First Tranche Debentures and the First Tranche Warrants to $6,200.00. The transaction costs incurred in relation to second tranche were $325,962.

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

On October 18, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Third Tranche Debenture”). The Third Tranche Debentures were convertible into common shares at $2,358.00 per share and the Investors received an additional 689 warrants at a strike price of $2,358.00, which expire on April 18, 2027 (the “Third Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First and Second Tranche Debentures and the First and Second Tranche Warrants to $2,358.00. The transaction costs incurred in relation to third tranche were $31,915.

On November 30, 2023, the Investors purchased additional debentures totaling $2,750,000 with a 10% original issue discount for gross proceeds of $2,500,000 (the “Fourth Tranche Debenture”). The Fourth Tranche Debentures were convertible into common shares at $810.00 per share and the Investors received an additional 2,207 warrants at a strike price of $810.00, which expire on May 30, 2027 (the “Fourth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second and Third Tranche Debentures and the First, Second and Third Tranche Warrants to $810.00. The transaction costs incurred in relation to fourth tranche were $30,040.

On February 21, 2024, the Investors purchased additional debentures totaling $1,100,000 with a 10% original issue discount for gross proceeds of $1,000,000 (the “Fifth Tranche Debenture”). The Fifth Tranche Debentures were convertible into common shares at $192.60 per share and the Investors received an additional 3,712 warrants at a strike price of $211.86, which expire on August 21, 2027 (the “Fifth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third and Fourth Tranche Debentures and the First, Second, Third and Fourth Tranche Warrants to $211.86. The transaction costs incurred in relation to fifth tranche were $50,000.

On April 11, 2024, the Investors purchased additional debentures totaling $550,000 with a 10% original issue discount for gross proceeds of $500,000 (the “Sixth Tranche Debenture”). The Sixth Tranche Debentures were convertible into common shares at $146.70 per share and the Investors received an additional 2,437 warrants at a strike price of $162.00, which expire on October 11, 2027 (the “Sixth Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and Warrants to $162.00. The transaction costs incurred in relation to sixth tranche were $31,309.

On May 22, 2024, the Investors purchased additional debentures totaling $833,000 with a 10% original issue discount for gross proceeds of $750,000 (the “Seventh Tranche Debenture”). The Seventh Tranche Debentures were convertible into common shares at $90.00 per share and the Investors received an additional 6,016 warrants at a strike price of $11.00, which expire on November 22, 2027 (the “Seventh Tranche Warrants”). The issuance of the additional tranche triggered the down round provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $90.00. The transaction costs incurred in relation to seventh tranche were $3,154.

On January 16, 2025, institutional investors purchased additional debentures totaling $7,700,000 with a 10% original issue discount for gross proceeds of $7,000,000 (the “January 2025 Debenture”). The January 2025 Tranche Debentures were convertible into common shares at $23.58 per share and the Investors received an additional 212,256 warrants at a strike price of $25.938 (the “January 2025 Warrants”). The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58. The transaction costs incurred in relation to January 2025 tranche were $290,000 ($145,000 paid as of June 30, 2025).

On March 21, 2025, Investors purchased an additional tranche of $1,320,000 with a 10% original issue discount for gross proceeds of $1,188,000 (the “March 2025 Tranche Debenture”). The March 2025 Tranche Debentures were convertible into common shares at $1.99 per share and the Investors received an additional 47,906 warrants at a strike price of $17.91 (the “March 2025 Warrants”). The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, and Eighth Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, and January 2025 Tranche Warrants to $17.91.

On May 21, 2025, an investor purchased an additional tranche of $110,000 with a 10% original issue discount for gross proceeds of $100,000 (the “May 2025 Tranche Debenture”). The May 2025 Tranche Debentures were convertible into common shares at $17.91 per share and the Investors received an additional 4,889 warrants at a strike price of $17.91 (the “May 2025 Warrants”).

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

The January 2025, March 2025, and May 2025 Tranche Debentures (the “2025 Debentures”) have an interest rate of 5% for the first 12 months, and 8% per annum thereafter. Principal repayments will be made in 25 equal installments which begin on April 1, 2025 for the January 2025 Tranche, July 1, 2025 for the March 2025 Tranche Debenture, and September 1, 2025 for the May 2025 Tranche. The maturity dates are January 17, 2026, March 21, 2026, and May 21, 2026 for the January 2025 tranche, March 2025, and May 2025 tranche respectively, at which time the outstanding debt balance is due. The 2025 Debentures may be extended by six months to July 16, 2026 for the January 2025 Tranche Debentures, September 21, 2026 for the March 2025 Tranche Debentures, and November 21, 2025 for the May 2025 debentures at the election of the Company by paying a sum equal to six months interest at the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

On April 22, 2025, the Company issued a promissory note (the “April 2025 Note”) with an arm’s length accredited investor (the “Holder”) for $290,000 in debentures with a $40,000 original issue discount for gross proceeds of $250,000. The interest rate is 12% applied on the issuance date to the principal amount of $290,000.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Interest Rate	June 30, 2025	December 31, 2024
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	$25,000	$25,000
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	25,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	206,562	1,485,714
Principal (January 2025 Tranche Debentures)	01/16/2026	5.00% - 8.00%	6,598,017	-
Principal (March 2025 Tranche Debentures)	03/21/2026	5.00% - 8.00%	1,320,000	-
Principal (April 2025 Note)	04/15/2026	12%	290,000	-
Principal (May 2025 Tranche Debentures)	5/21/2026	5.00% - 8.00%	110,000	-
Debt issuance costs and discounts (Note 10 & 13)			(597,827)	(92,505)
Total Debentures (current)			$7,976,752	$1,443,209

During the six months ended June 30, 2025, the Investors converted $2,420,492 of the Debentures into shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt. As a result, the Company recorded a loss on debt extinguishment in the amount of $4,730,640.

During the six months ended June 30, 2024, the Investors converted $5,467,932 of the Debentures into shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt for the remaining First and Second Tranches. As a result, the Company recorded a loss on debt extinguishment in the amount of $2,298,369.

11. LOAN

In May 2025, the Company entered into a Master Loan Agreement (the “loan”) with BitGo Prime, LLC for a total of $200,000, collateralized by three (3) BTC. The loan bears interest at a rate of 11% per annum, with maturity date of August 31, 2025.

As of June 30, 2025, the aggregate outstanding balance on the loan was $200,000, The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

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

The balance as of June 30, 2025 was $41,736 (CAD $60,000) (December 31, 2024 was $41,699 (CAD $60,000)).

13. DERIVATIVE LIABILITIES

Warrant Liabilities

As of April 1, 2025, the Warrant Liabilities consisting of 91 First Tranche Warrants, 59 Second Tranche Warrants, 689 Third Tranche Warrants, 2,207 Fourth Tranche Warrants, 3,712 Fifth Tranche Warrants, 2,437 Sixth Tranche Warrants, 6,016 Seventh Tranche Warrants, 212,256 January 2025 Tranche Warrants, 47,907 March 2025 Tranche Warrants, and 44,000 May 2025 Tranche Warrants (“Debenture Warrants”) were reclassified to equity due to the change in the Company’s functional currency (Note 2).

As of June 30, 2025, the First Tranche Warrants had a fair value that amounted to $761 recorded in additional paid-in capital (December 31, 2024 - $24,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the First Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 90.0%), risk free rate of return 3.90% (December 31, 2024 – 4.16%), and expected term of 0.75 years (December 31, 2024 – expected term of 1 year).

As of June 30, 2025, the Second Tranche Warrants had a fair value that amounted to $591 recorded in additional paid-in capital (December 31, 2024 - $15,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Second Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.72% (December 31, 2024 – 4.21%), and expected term of 1.80 years (December 31, 2024 – expected term of 1.55 years).

As of June 30, 2025, the Third Tranche Warrants had a fair value that amounted to $4,230 recorded in additional paid-in capital (December 31, 2024 - $192,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Third Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.26%), and expected term 2.05 years (December 31, 2024 – expected term of 2.30 years).

As of June 30, 2025, the Fourth Tranche Warrants had a fair value that amounted to $12,380 recorded in additional paid-in capital (December 31, 2024 - $724,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Fourth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 90.0%), risk free rate of return 3.89% (December 31, 2024 – 4.20%), and expected term of 2.17 years (December 31, 2024 – expected term of 2.42 years).

As of June 30, 2025, the Fifth Tranche Warrants had a fair value that amounted to $22,560 recorded in additional paid-in capital (December 31, 2024 - $111,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Fifth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.26%), and expected term of 2.39 years (December 31, 2024 – expected term of 2.64 years).

As of June 30, 2025 the Sixth Tranche Warrants had a fair value that amounted to $15,670 recorded in additional paid-in capital (December 31, 2024 - $73,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Sixth Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 – $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.27%), and expected term of 2.53 years (December 31, 2024 – expected term of 2.78 years).

As of June 30, 2025, the Seventh Tranche Warrants had a fair value that amounted to $36,620 recorded in additional paid-in capital (December 31, 2024 - $170,000 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Seventh Tranche Warrants using the following assumptions: stock price $1.10 (December 31, 2024 – $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 105.0% (December 31, 2024 – 95.0%), risk free rate of return 3.89% (December 31, 2024 – 4.27%), and expected term of 2.64 years (December 31, 2024 – expected term of 2.89 years).

As of June 30, 2025, the January 2025 Tranche Warrants had a fair value that amounted to $1,364,830 recorded in additional paid-in capital (January 16, 2025 - $3,722,310 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Eighth Tranche Warrants using the following assumptions: stock price $1.10 (January 16, 2025 – $2.63), dividend yield – nil (January 16, 2025 – nil), expected volatility 100.0% (January 16, 2025 – 100.0%), risk free rate of return 3.90% (January 16, 2025 – 4.32%), and expected term of 3.30 years (January 16, 2025 – expected term of 3.50 years).

As of June 30, 2025, the March 2025 Tranche Warrants had a fair value that amounted to $329,850 recorded in additional paid-in capital (March 21, 2025 - $428,350 in derivative liabilities). As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Ninth Tranche Warrants using the following assumptions: stock price $1.10 (March 21, 2025 – $1.42), dividend yield – nil (March 21, 2025 – nil), expected volatility 100.0% (March 21, 2025 – 100.0%), risk free rate of return 3.91% (March 21, 2025 – 3.94%), and expected term of 3.47 years (March 21, 2025 – expected term of 3.49 years).

Debenture Convertible Feature

As of June 30, 2025, the fair value of the First Tranche Debentures’ convertible feature amounted to $2,057 recorded in additional paid-in capital (December 31, 2024 – $164,000 in derivative liabilities). As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 - $0.47), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 100.0%), risk free rate of return 3.82% (December 31, 2024 – 5.03%), discount rate 12.25% (December 31, 2024 – 17.50%), and expected term of 0.15 year (December 31, 2024 – 1 year).

As of June 30, 2025 the fair value of the Second Tranche Debentures’ convertible feature amounted to $1,714 recorded in additional paid-in capital (December 31, 2024 – $429,000 in derivative liabilities). As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 – $0.47), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 105.0%), risk free rate of return 3.82% (December 31, 2024 – 4.51%), discount rate 12.25% (December 31, 2024 – 17.50%), and expected term of 0.15 years (December 31, 2024 – 1.55 years).

As of June 30, 2025, the fair value of the Fourth Tranche Debentures’ convertible feature amounted to $91,000 recorded in additional paid-in capital (December 31, 2024 – $317,000 in derivative liabilities). As of April 1, the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (December 31, 2024 - $2.37), dividend yield – nil (December 31, 2024 – nil), expected volatility 100.0% (December 31, 2024 – 90%), risk free rate of return 4.01% (December 31, 2024 – 4.20%), discount rate 11.25% (December 31, 2024 – 11.25%), and expected term of 1.17 years (December 31, 2024 – 1.42 years).

As of June 30, 2025, the fair value of the January 2025 Tranche Debentures’ convertible feature amounted to $728,000 recorded in additional paid-in capital (January 16, 2025 - $1,012,000 in derivative liabilities). As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (January 16, 2025 – $2.63), dividend yield – nil (January 16, 2025 – nil), expected volatility 100.0% (January 16, 2025 – 100.0%), risk free rate of return 4.11% (January 16, 2025 – 4.18%), discount rate 11.25% (January 16, 2025 – 10.75%), and expected term of 0.79 years (January 16, 2025 – 1.00 years).

As of June 30, 2025, the fair value of the March 2025 Tranche Debentures’ convertible feature amounted to $165,000 recorded in additional paid-in capital (March 21, 2025 - $171,000 in derivative liabilities). As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model for valuing the convertible feature using the following assumptions: stock price $1.10 (March 21, 2025 – $1.42), dividend yield – nil (March 21, 2025 – nil), expected volatility 100.0% (March 21, 2025 – 100.0%), risk free rate of return 4.04% (March 21, 2025 – 4.04%), discount rate 11.25% (March 21, 2025 – 11.00%), and expected term of 0.98 years (March 21, 2025 – 1.00 years).

During the six months ended June 30, 2025, a debt extinguishment of $115,384 occurred for the increase in principal of Tranche 4 of 15%.

As of June 30, 2025, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as equity due to the Company changing its functional currency to USD as of April 1, 2025. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital.

As of December 31, 2024, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the six months ended June 30, 2025 and 2024 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2025	$22	$191,880	$293,761	$485,663
Additions	-	4,150,660	1,183,000	5,333,660
Conversions	-	-	(74,186)	(74,186)
Change in fair value	-	(2,560,523)	(416,388)	(2,976,911)
Effect of exchange rate changes	-	1,693	1,584	3,277
Reclassification to equity	(22)	(1,783,710)	(987,771)	(2,771,503)
Balance at June 30, 2025	$-	$-	$-	$-

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,297,316)	(2,297,316)
Change in fair value	21,195	(1,346,430)	632,309	(692,926)
Effect of exchange rate changes	(563)	(32,570)	(64,993)	(98,126)

Balance at June 30, 2024	$31,940	751,000	848,000	1,630,940

14. SHARE CAPITAL

On June 17, 2024, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. No shares were repurchased under the Repurchase Program. As of June 30, 2025, the Company owed $44,214 worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

Basic and diluted net loss per share represents the loss attributable to shareholders divided by the weighted average number of shares and prefunded warrants outstanding during the period on an as converted basis.

15. REVENUE

For the six months ended June 30, 2025, the Company sold hydroxyl generating devices and participated in bitcoin mining activities. The Company’s revenue is as follows:

	Six Months Ended June 30,
	2025	2024

QuadPro devices	$-	$41,315
Crypto asset production	725,209	-
	$725,209	$41,315

	Three Months Ended June 30,
	2025	2024

QuadPro devices	$-	$41,315
Crypto asset production	451,955	-
	$451,955	$41,315

16. LEASES

The components of lease expenses were as follows:

	Six Months Ended June 30,
	2025	2024
Short-term lease cost	$13,015	$58,576
Total lease expenses	$13,015	$58,576

	Three months ended June 30,
	2025	2024
Short-term lease cost	$4,738	$14,406
Total lease expenses	$4,738	$14,406

17. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of June 30, 2025:

Remaining 2025	$2,636,695
2026	5,937,884
$8,574,579

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

The parties are in the discovery stage of litigation. AgriFORCE has produced relevant documents to Mr. Mueller, and is awaiting Mr. Mueller’s production of relevant documents. The parties are also in the process of scheduling examinations for discovery. Management is instructing counsel to advance the matter given the relative strength of AgriFORCE’s case.

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

On March 27, 2024, BV Peeters Advocaten-Avocats (“Peeters”) summoned the Company to appear on May 31, 2024 at the First Chamber of the Dutch-Speaking Division of the Business Court in Brussels. Peeters is seeking payment for €467,249 of unpaid bills for legal services plus penalties and interest. The Company believes that Peeters performed actions that were not in the Company’s best interest. The Company does not intend to pay the outstanding legal bills and intends to vigorously defend its position in court. The parties are currently in mediation.

On July 11, 2024, AgriFORCE’s former General Counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that AgriFORCE wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. On January 6, 2025, the Company settled the Civil Claim with the Company’s former General Counsel and agreed to pay a settlement amount of $160,000 CAD to the Company’s former General Counsel. This settlement has been paid in full.

18. SEGMENTED INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e. operating segments have not been aggregated). The Company’s operating and reportable segments at June 30, 2025 , include Bitcoin Mining; Unthink Food, which produces high protein baking flour; and Radical Clean Solutions, which sells its patented hydroxyl devices. All other activities, including financing, are carried out through the corporate entity. At June 30, 2025, Bitcoin Mining operations were conducted at the Redwater Property in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

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

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Bitcoin Mining	Radical Clean Solutions	Un(Think) Foods	Corporate	Total
Six Months Ended June 30, 2025:
Revenue	$724,678	$-	$531	$-	$725,209
Significant segment expenses
Costs of services	462,854	-	-	-	462,854
Bitcoin unrealized gain (loss) market valuation	(80,318)				(80,318)
Selling, general and administrative			21,377	2,551,302	2,572,679
Consulting	27,964		(12,734)	19,947	35,177
Depreciation	285,382	-	308,353	-	593,735
Accretion interest expense	-	-	-	1,937,627	1,937,627
Repairs and Maintenance	200,391	-	-	-	200,391
Severance Expense	-	-	-	124,983	124,983
Foreign exchange loss / gain	-	-		76,712	76,712
Change in fair value of derivatives	-	-	-	(2,976,911)	(2,976,911)
Loss (gain) on conversion of convertible debt	-	-	-	(86,563)	(86,563)
Loss on debt extinguishment	-	-	-	4,730,640	4,730,640
Other Income				(61,148)	(61,148)
Net loss from discontinued operations	-	496,936	-	-	496,936
Loss on Disposal of Business	-	904,112	-	-	904,112
Total operating expenses and other expenses (income)	896,273	1,401,048	316,996	6,316,589	8,930,906
Net Loss	$(171,595)	$(1,401,048)	$(316,465)	$(6,316,589)	$(8,205,697)

	Bitcoin Mining	Radical Clean Solutions	Unthink Food	Corporate	Total
Three Months Ended June 30, 2025:
Revenue	$451,955	$-	$-	$-	$451,955
Significant segment expenses
Costs of services	239,210	-	-	-	239,210
Bitcoin unrealized gain (loss) market valuation	(116,702)	-	-	-	(116,702)
Selling, general and administrative	-	-	20,134	1,345,393	1,365,527
Consulting	27,964	-	(12,733)	19,947	35,178
Depreciation	164,303		154,037		318,340
Accretion interest expense	-	-	-	966,284	966,284
Repairs and Maintenance	114,723	-	-		114,723
Severance Expense	-	-	-	(19,946)	(19,946)
Foreign exchange loss / gain	-	-	89	20,464	20,553
Change in fair value of derivatives	-	-	-	-	-
Loss (gain) on conversion of convertible debt	-	-	-	-	-
Loss on debt extinguishment	-	-	-	4,615,255	4,615,255
Other Income	-	-	-	(60,624)	(60,624)
Net loss from discontinued operations	-	130,287	-	-	130,287
Loss on Disposal of Business	-	904,112	-	-	904,112
Total operating expenses and other expenses (income)	429,498	1,034,399	161,527	6,886,773	8,512,197
Net Loss	$22,457	$(1,034,399)	$(161,527)	$(6,886,773)	$(8,060,242)

	Bitcoin Mining	Radical Clean Solutions	Un(Think) Foods	Corporate	Total
Six Months Ended June 30, 2024:
Revenue	$-	$-	41,315	-	41,315
Significant segment expenses
Costs of services	-	-	33,731	-	33,731
Cost of inventory sold	-	-	-	-
Selling, general and administrative	-	-	155,858	1,846,596	2,002,454
Consulting	-	-	6,738	179,458	186,196
Research and Development	-	-	4,094	-	4,094
Depreciation	-	-	326,733	3,206	329,939
Accretion interest expense	-	-	-	2,203,081	2,203,081
Repairs and Maintenance	-	-	-	-	-
Severance Expense	-	-	-	-	-
Foreign exchange loss / gain	-	-	-	(86,752)	(86,752)
Change in fair value of derivatives	-	-	-	(692,926)	(692,926)
Loss (gain) on conversion of convertible debt	-	-	-	1,392,482	1,392,482
Loss on debt extinguishment	-	-	-	2,298,369	2,298,369
Other Income	-	-	-	(73,806)	(73,806)
Loss on disposal of fixed assets	-	-	-	4,252	4,252
Total operating expenses and other expenses (income)	-	-	527,154	7,073,960	7,601,114
Net Loss	$-	$-	(485,839)	(7,073,960)	(7,559,799)

	Bitcoin Mining	Radical Clean Solutions	Unthink Food	-Corporate	Total
Three Months Ended June 30, 2024:
Revenue	$-	$-	$41,315	$-	$41,315
Significant segment expenses
Costs of services	-	-		-
Cost of inventory sold	-	-	33,731	-	33,731
Selling, general and administrative	-	-	71,866	857,764	929,630
Consulting	-	-	6,738	76,543	83,281
Depreciation	-	-	162,437	504	162,941
Foreign exchange loss / gain	-	-	-	(32,121)	(32,121)
Change in fair value of derivatives	-	-	-	(716,695)	(716,695)
Loss (gain) on conversion of convertible debt	-	-	-	1,119,750	1,119,750
Loss on debt extinguishment	-	-	-	1,887,936	1,887,936
Other Income	-	-	-	(33,915)	(33,915)
Accretion interest expense	-	-	-	838,876	838,876
Write-off Inventory	-	-	-	-	-
Total operating expenses and other expenses (income)	-	-	274,772	3,998,642	4,273,414
Net Income (Loss)	$-	-	$(233,457)	(3,998,642)	(4,232,099)

Other segment items consists of loss on disposition of property, plant and equipment, change in fair value of derivatives, impairment loss, interest income, and foreign exchange (loss) gain, as reported on the condensed consolidated unaudited income statements.

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance.

	Bitcoin Mining	Radical Clean Solutions		Unthink Food	Corporate		Total
As of June 30, 2025
Property and equipment, additions	$4,075,924		$-	$-		$-	$4,075,294
Intangible assets, additions	-		-	-		-	-

Balances
Property and equipment, net	4,807,533		-	-		-	4,807,533
Intangible assets and goodwill, net	2,046,438		-	6,938,118		-	8,984,556
Total long-lived assets	$6,853,971		-	$6,938,118	$		$13,792,089

As of December 31, 2024
Property and equipment, additions	$807,471		$-	$-		$-	807,471
Intangible assets, additions	625,736					-	625,736

Balances
Property and equipment, net	807,471		-			1,424	808,895
Intangible assets, net	604,456			7,209,120			7,813,576
Total long-lived assets	$1,411,927	$		$7,209,120		$1,424	$8,622,471

The following tables summarize revenue, assets, and property, plant, and equipment by geographic area based on the location of the underlying action activity or rendering of services and location of the underlying assets :

	Six Months Ended June 30,
	2025	2024

Revenue
Canada	$233,097	$41,315
United States	492,112	-
Total Revenue	$725,209	$41,315

	Three Months Ended June 30,
	2025	2024
Revenue
Canada	$105,000	$41,315
United States	346,955	-
Total Revenue	$451,955	$41,315

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents for all segments
Canada	$185,313	$423,907
United States	-	65,961
Total cash and cash equivalents	$185,313	$489,868

Property Plant and Equipment
Canada	$731,609	$808,895
United States	4,075,925	-
Total property plant and equipment	$4,807,533	$808,895

The revenues for the Radical Clean Solutions segment were generated from one customer for the periods ended June 30, 2025 and 2024.

The revenues for the Bitcoin mining segment were generated from Bitcoin pools.

19. SUBSEQUENT EVENTS

On July 21, 2025, Investors purchased an additional tranches of debt of $833,333 with a 10% original issue discount for gross proceeds of $750,000 (the “July 2025 Debentures”) due July 21, 2026. The Debentures were convertible into common shares at $6.741 per share The Debentures have round down provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, and May 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, and May 2025 Tranche Warrants to $6.741

On July 1, 2025, the Company and the previous owner of RCS mutually agreed to settle legal claims, resulting in the return of the RCS Assets acquired on August 16th, 2024. The company has accrued for the disposal of the RCS business as of June 30, 2025, and recorded a Loss on disposal of business of $904,112 in Other expenses on its condensed consolidated statement of comprehensive loss.

From July 1, 2025, through August 14, 2025, the Company issued 759,189 common shares upon conversion of convertible debt and conversion of convertible debt in lieu of repayment in cash (principal and interest totaling $4,005,822).

From July 1, 2025, through August 14, 2025, the Company issued shares for cash under its at-the-market offering (“ATM”). In total 125,941 shares were issued for gross proceeds of $402,168.

From July 1, 2025, through August 14, 2025, the Company issued 3,566 shares to consultants for services.

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

Our Business

During 2024, the Company entered the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1420 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

The addition in 2024 of sustainable Bitcoin mining represents the first pillar in the Company’s three pillar strategy to:

●	Utilize its modular architecture to mine crypto currency, as well as to offer compute capabilities tailored for AI, edge computing, and sovereign data solutions;
●	Continue developing and deploying mobile modular gas-to-power units for off-grid scalability, securing access to sizeable amounts of power; and
●	Build a strategic digital reserve, accumulating up to 50% of Bitcoin mined and allocating up to 50% of new capital raised toward Bitcoin and potentially other purchases.

The Company is an energy-first digital infrastructure company pioneering high-efficiency compute environments across AI, edge computing, and distributed processing. Through its TerraHash Digital™ division, AgriFORCE deploys modular, off-grid compute platforms powered by emissions-tracked natural gas systems—enabling sustainable, scalable digital transformation. The Company’s Power & Compute Initiative bridges financial and environmental performance across multiple industries.

The Company’s legacy businesses consisted of the AgriFORCE™ Brands (“Brands”) and the AgriFORCE™ Solutions (“Solutions”) divisions. Our AgriFORCE™ Brands division has been focused on the development and commercialization of plant-based ingredients and products that deliver more nutritious food. We intend to market and commercialize ingredient supplies, like our Awakened Flour™ and Awakened Grains ™, but have not had any success doing so yet.

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

During the year ended December 31, 2024, the Company achieved milestones towards the commercialization of our UN(THINK) Awakened Flour™, the Company’s first line of products to utilize the IP. Management has defined and tested its quality controls and safety protocols for production, and produced several multi-ton batches of germinated grains, refining and scaling production processes with our partners in Canada. We are also in the process of qualifying partners in the US to establish additional production hubs – at no additional CAPEX - which will support growth and reduce logistics costs for customers in the region. Additionally, we have established our supply chain logistics with a contracted shipping company and two warehouses in Canada and the US. Our commercial team made progress in defining pricing and is starting to approach US and Canadian Bakeries and Baked Goods Companies who are now testing our new flours for integration into their manufacturing operations and innovation pipeline. Online sales logistics and advertising materials were developed during the period to support the establishment of the direct-to-consumer sales channel which will be started once the Business to Business channel sales ramp up. Lastly, the Company has developed an extensive number of recipes for the application of Awakened Flour™ product line for both customers and consumers.

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

BUSINESS PLAN

The Company also looks to expand its efforts into development of blockchain solutions and the implementation of these solutions into FinTech systems to allow quicker and less costly transactions between commercial farmers.

The Company continues to explore opportunities to utilize its patented FORCEGH+™ structure and its related technologies in joint ventures and licensing. The Company is also studying the utilization of FORCEGH+ technologies in arctic, tropical and desert environments and artificial intelligence and blockchain in the development and implementation of FinTech systems to commercial farmers, and advancing on the commercialization of our Hydroxyl clean room systems to greatly reduce the spread of pathogens, mold and disease at processing facilities worldwide.

Through the first half of 2025, the Company has been aggressively pursuing a strategic shift towards the advancement of sustainable technology initiatives through the acquisition of Bitcoin mining facilities. The Company plans to reduce the environmental impact of the Bitcoin mining facilities while simultaneously producing revenue from high yield agricultural operations. By utilizing an integrated and automated onsite carbon sequestering agricultural operation to reuse the waste energy from the natural gas generators used in the Bitcoin mining operation, the Company aims to reduce carbon emissions while also contributing to local food security and economic growth. In addition, the Company intends to generate immediate shareholder value through the generation of Bitcoins from the mining operation.

Merger and Acquisition (“M&A”)

The Company intends to focus any M&A activity on targets which are focused the bitcoin mining space. This refocused M&A strategy will ensure that proper personnel and economic resources are allocated to the Company’s ongoing businesses, while refocusing efforts on synergistic opportunities which work to enhance the Company’s existing assets.

Sustainable Bitcoin Mining

As of the fourth quarter of 2024, the Company entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1,522 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by sustainable energy, advancing AgriFORCE’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

As we approach a key milestone in the progression of our growth strategy it is important to clarify how our adoption of an innovative combination of technologies will reduce the environmental impact of data centers while simultaneously producing revenue from high yield agricultural operations. We utilize our new data centers to leverage energy generated from flare natural gas-powered operations to increase the environmental mitigation and revenue potential of integrated cogeneration sites.

While benefiting from Alberta’s strong incentive programs, i.e., the Alberta Carbon Capture Incentive Program, the Company hopes to reuse waste resources to produce profit from cryptocurrency mining, Alberta carbon credits for carbon sequestration and methane reduction. Since the acquisition, the Company’s process captures natural gas flares to generate significant low-cost energy to operate the cryptocurrency mining rigs. We are developing a plan to capture and redirect heat from miners and the generator to warm an enclosure suitable for growing white-legged shrimp (Penaeus Vannamei), and controlled environment agriculture. The facility will then be utilized to produce a continuous supply of fresh shrimp, red seaweed and micro-greens for local markets and restaurants. Micro-greens are a fast-growing, nutrient-dense crop that requires relatively little space and water to produce commercial yields, while significantly reducing greenhouse gas emissions.

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

These acquisitions represented a pivotal first step in AgriFORCE’s commitment to integrating sustainable energy solutions, advanced data operations, and innovative agricultural initiatives to create long-term value for shareholders.

Utilizing energy derived from flare natural gas, these facilities not only generate consistent revenue but also minimizes their environmental footprint. Plans are in place to enhance operations by repurposing waste heat and implementing carbon capture technology, enabling diversified revenue streams through sustainable agricultural practices, such as premium crop cultivation and aquaculture systems.

The majority of the mined assets have been held on the Company’s balance sheet, as the starting point of the Company’s Bitcoin treasury strategy. We have only sold two (2) BTC to provide the Company with the necessary cash for maintaining operations. The Company is in the process of developing a written policy to govern the cold-storage and liquidation process for selling and borrowing using our bitcoin assets. As of now, the Company holds all of its bitcoin in a BitGo wallet. There is limited risk in volatility at present in bitcoin pricing due to our policy of holding bitcoin for the long term. We intent to continue to hold up to 50% of the mined assets as we continue to build upon our treasury strategy. In May 2025, we borrowed $200,000 at an interest rate of 11% per annum for 90 days, utilizing three (3) BTC as collateral for the loan. We estimate that the increase in value of the collateral will far exceed the interest costs associated with this loan.

We have an agreement with BitGo to hold our Bitcoin in cold storage with instantaneous liquidity available. They will also act as our exchange.

Our miners have an average age of three years in all of our facilities. Statistics on our miners are as follows:

Efficiency: median: 99.86%; mean: 99.58%; range: 99.26 – 99.9%. Our average downtime for scheduled and nonscheduled is 24 hours in a month. This includes activities related to weather and optimization of the power units and miner boards.

Our weighted average of cost of Bitcoin mined is approximately $44,400. Our approximate inputs are as follows:

Alberta:

We have optimized this site some since we acquired it in November 2024 and now generate approximately 0.017 BTC per day, generating 1 BTC every 59 days at an average operating cost of $685.10/day. So, the cost for 1 BTC is approximately $40,300 at this site

Ohio:

We generate approximately 0.061 BTC per day, generating 1 BTC every 16.4 days at an average cost of $2,785/day, so the Ohio cost is $45,600/BTC mined.

A weighted average of the two sites puts the total cost of approximately $44,400 per BTC mined.

Financing Initiatives

In late January 2025, the Company also closed on the first tranche of an up to $50 million financing facility with institutional investors. The Company utilized a portion of the first $7 million tranche to pay for the acquisition of the Ohio assets.

This acquisition increased the Company’s hash rate by over 600% and highlights the Company’s strategic growth plan of stranded gas assets to be coupled with sustainable agricultural assets in the coming months. Ohio has positioned itself as a pioneer in blockchain and cryptocurrency innovation, driven by initiatives like the proposed Ohio Bitcoin Reserve Act (HB 703). This legislation, aimed at leveraging Bitcoin as a hedge against currency devaluation, underscores the state’s commitment to financial and technological advancements. AgriFORCE’s investment in the Columbiana County facility aligns with these efforts, cementing Ohio’s reputation as a leader in clean energy integration and digital asset development.

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

Share Repurchase Program

On June 17, 2024, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. The Board will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of June 30, 2025, no shares have been repurchased under the program.

Acquisitions

We purchased the Redwater Bitcoin Mining Facility in November 2024, and the Bald Eagle Bitcoin Mining Facility in January 2025. A discussion of the acquisitions is set forth above in footnote 3 to our financial statements included herein.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended June 30, 2025 and 2024 included in this report.

Revenues

The Company’s primary source of revenue is from its bitcoin mining operations.

We commenced mining bitcoin late in the fourth quarter of 2024 with the acquisition of the Redwater facility. As a result, there was no revenue generated from mining operations during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, the revenue from bitcoin mining was $451,955 and $724,768, respectively. The operations resulted in the Company mining 4.3 BTC and 7.5 BTC for the three and six months ended June 30, 2025, respectively.

During the three months and six months ended June 30, 2025 and 2024, the Company also sold its hydroxyl generating devices directly to customers and indirectly to customers through sales brokers. During the three months ended June 30, 2025 and 2024, the Company sold and delivered nil and 8 hydroxyl generating devices, resulting in gross sales of nil and $41,315, respectively. During the six months ended June 30, 2025 and 2024, the Company sold and delivered 12 and 8 hydroxyl generating devices, respectively, resulting in gross sales of $71,162 and $41,315, respectively.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
OPERATING EXPENSES
Cost of revenue, excluding depreciation,	$239,210	$33,731	$205,479	609.2%	$462,854	$33,731	$429,123	1272.2%
Wages and salaries	553,793	$330,616	223,177	67.5%	1,158,190	719,220	438,970	61.0%
Consulting	35,178	83,281	(48,103)	-57.8%	35,177	186,196	(151,019)	-81.1%
Professional fees	441,142	159,337	281,805	176.9%	579,642	329,729	249,913	75.8%
Office and administrative	164,398	285,056	(120,658)	-42.3%	286,351	580,258	(293,907)	-50.7%
Investor and public relations	41,554	17,366	24,188	139.3%	110,071	42,646	67,425	158.1%
Depreciation and amortization	318,340	162,941	155,399	95.4%	593,735	329,939	263,796	80.0%
Share based compensation	81,333	38,782	42,551	109.7%	208,499	64,122	144,377	225.2%
Sales and marketing	29,342	50,598	(21,256)	-42.0%	75,875	75,826	49	0.1%
Lease expense	4,738	14,406	(9,668)	-67.1%	13,015	58,576	(45,561)	-77.8%
Travel and entertainment	5,387	3,475	1,912	55.0%	21,376	8,158	13,218	162.0%
Shareholder and regulatory	43,840	29,485	14,355	48.7%	119,660	85,449	34,211	40.0%
Research and development	-	509	(509)	-100%	-	4,094	(4,094)	-100%
Severance Expense	(19,946)	-	(19,946)		124,983	-	124,983
Repairs and maintenance	114,723	-	114,723		200,391	-	200,391
Write-off of inventory	-	-	-		-	38,470	(38,470)	-100.0%
Bitcoin unrealized (gain) loss market valuation	(116,702)	-	(116,702)		(80,318)	-	(80,318)
Total operating expenses	$1,936,330	$1,209,583	$726,747	60.0%	$3,909,501	$2,556,414	$1,353,087	52.9%

Operating expenses primarily consist of wages and salaries, professional fees, consulting fees, office and administration, investor and public relations, research and development, and share-based compensation.

Operating expenses increased during the three months ended June 30, 2025 by $726,747, or 60%, as compared to June 30, 2024 primarily due to the following:

●	Professional fees increased by $281,805, or 177%, due to increased legal and auditing services during the second quarter of 2025.
●	Office and administrative costs decreased by $120,658, or 42%, due to a reduction in office related expenses resulting from a reduction in staff and the move to a virtual office.
●	Repairs and Maintenance increased by $114,723 due to the increase in the repairs required for the bitcoin facilities, which did not exist in the prior year period.
●	Lease expense decreased by $9,668, or 67%, due to the shift to a virtual office.
●	Research and development decreased by $509, or 100%, due to settlement and write off of RCS related expenses.
●	Travel and entertainment increased by $1,912, or 55%, due to increased international travel for foreign business development.
●	Shareholder and regulatory costs increased by $14,355, or 49%, due to an increase in NASDAQ fees during 2025, as well as the costs associated with the Company’s shareholders’ meeting.
●	Investor and public relations increased by $24,188, or 139%, due to an increase in IR campaigns to promote company products.
●	Wages and salaries increased by $223,177, or 68%, due to increased staffing for Bitcoin mining and RCS.
●	Share based compensation increased by $42,551, or 110%, due to share based compensation to Chairman and CEO of the company.
●	Depreciation and amortization increased by $155,399, or 95%, due to the depreciation of fixed assets acquired related to the bitcoin mining operations.

Operating expenses increased during the six months ended June 30, 2025 by $1,353,087, or 53%, as compared to June 30, 2024 primarily due to the following:

●	Professional fees increased by $249,913, or 76%, due to increased legal and auditing services during Q2 2025.
●	Office and administrative costs decreased by $293,907, or 51%, due to a reduction in office related expenses resulting from a reduction in staff and the move to a virtual office.
●	Repairs and Maintenance increased by $200,391 due to the increase in the repairs required for the bitcoin facilities, which did not exist in the prior year period.

●	Lease expense decreased by $45,561, or 78%, due to the shift to a virtual office.
●	Research and development decreased by $4,094, or 100%, due to RCS related research and development to design improved devices and testing on its effectiveness against mold.
●	Travel and entertainment increased by $13,218, or 162%, due to increased international travel for foreign business development.
●	Shareholder and regulatory costs increased by $34,211, or 40%, due to an increase in NASDAQ fees, as well as the costs associated with the Company’s AGM.
●	Investor and public relations increased by $67,425, or 158%, due to an increase in publicity endeavors to promote company products.
●	Wages and salaries increased by $438,970, or 61%, due to increased staffing for Bitcoin mining and RCS.
●	Share based compensation increased by $144,377, or 225%, due to share based compensation to Chairman and CEO of the Company.
●	Increase in severance expense by $124,983 due to a severance agreement for Richard Wong (former CFO) entered into during Q1 2025
●	Depreciation and amortization increased by $263,796, or 80%, due to the depreciation of fixed assets acquired related to the bitcoin mining operations.

Other Expenses / (Income)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	%	2025	2024	Change	%
OTHER EXPENSES
Accretion of interest on debentures (Note 8)	$966,284	$838,876	$127,408	15.2%	$1,937,627	$2,203,081	$(265,454)	-12.0%
(Gain) Loss on conversion of convertible debt (Note 8)	-	1,119,750	(1,119,750)	-100.0%	(86,563)	1,392,482	(1,479,045)	-106.2%
Loss on debt extinguishment (Note 8)	4,615,255	1,887,936	2,727,319	144.5%	4,730,640	2,298,369	2,432,271	105.8%
Change in fair value of derivative liabilities (Note 11)	-	(716,695)	716,695	-100.0%	(2,976,911)	(692,926)	(2,283,985)	329.6%
Loss on disposal of business	904,112	-	904,112	100.0%	904,112	-	904,112	100.0%
Net loss from discontinued operations	130,287	-	130,287	100.0%	496,936	-	496,936	100.0%
Foreign exchange gain	20,553	(32,121)	52,674	-164.0%	76,712	(86,752)	163,464	-188.4%
Other loss	-	-	-		-	4,252	(4,252)	-100.0%
Write-off of deposit (Note 3)	-	-	-		-	-	-
Other income	(60,624)	(33,915)	(26,709)	78.8%	(61,148)	(73,806)	12,658	-17.2%
Total other expenses	$6,575,867	$3,063,831	$3,512,036	114.6%	$5,021,405	$5,044,700	$(23,295)	-0.5%

Other expense for the three months ended June 30, 2025 increased by $3,512,036, or 114%, as compared to June 30, 2024 due to the following:

●	Change in fair value of derivative liabilities improved by $716,695, 100%, due to due (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as of June 30, 2025 and 3) derivatives reclassed to APIC in Q2 2025 and no further change in fair value after Q2 2025.
●	Loss on debt extinguishment increased by $2,727,319, or 145%, due to more extinguished debt revalued at losses in Q2
●	(Gain) loss on conversion of convertible debt improved by $1,119,750, or 100%, due to unscheduled conversion loss being classified as extinguishments after conversion feature reclassed to equity
●	Other income increased by $26,709, or 79%, due to insurance reimbursements received.
●	Accretion interest on debentures increased by $127,408, or 15%, due to increased debt levels compared to the comparable prior year period.
●	Loss on disposal of business of $904,112 due to settlement of the RCS business.

Other expense for the six months ended June 30, 2025 decreased when compared to the six months ended June 30, 2024 due to the following:

●	Change in fair value of derivative liabilities improved by $2,283,985, or 330%, due to due (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures; (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as of June 30, 2025; and (3) derivatives reclassed to APIC in Q2 2025 and no further change in fair value after Q2 2025.
●	Loss on debt extinguishment increased by $2,432,271, or 106%, due to more extinguished debt revalued at losses in Q2
●	(Gain) loss on conversion of convertible debt improved by $1,479,045, or 106%, due to unscheduled conversion loss being classified as extinguishments after conversion feature reclassed to equity
●	Accretion interest on debentures decreased by $265,454, or 12%, due to a lower accretion interest rates applied to Q2 2025 outstanding debentures. The higher accretion interest rates for Q2 2024 were due to higher amounts of initial convertible debenture balance being bifurcated to derivative liabilities, creating a lower opening convertible debenture balance and higher accretion interest rate.
●	Loss on disposal of business of $904,112 due to settlement of litigation from the RCS business.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $8,205,697 for the six months ended June 30, 2025. We have recorded an accumulated deficit of $68,987,816 as of June 30, 2025 and $60,782,119 as of December 31, 2024. Net cash used in operating activities for the six months ended June 30, 2025 and June 30, 2024 was $3,056,552 and $2,228,537, respectively.

The Company held $185,313 in cash as of June 30, 2025 as compared to $489,868 as of December 31, 2024.

Our future capital requirements will depend on many factors, including:

●	the cost of repairs and maintenance of our power generation and mining equipment in out bitcoin mining facilities;
●	the cost and timing of our regulatory activities, especially the process to obtain regulatory approval for our intellectual properties in the U.S. and in foreign countries;
●	the costs of R&D activities we undertake to further develop our technology;
●	the costs of commercialization activities, including sales, marketing and production;
●	the costs of our mergers and acquisitions activity;
●	the level of working capital required to support our growth; and
●	our need for additional personnel, accounting and auditing projects, information technology or other operating infrastructure to support our growth and operations as a public company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company is at the stage of development. As such it is certain that additional financing will be needed by the Company to fund its operations and to develop and commercialize its technology until such time as the profitability of the bitcoin mining operations is sufficient to offset the corporate overhead costs of the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the next twelve months from issuance of these financial statements, the Company will seek to obtain additional capital through the sale of debt or equity financings, including use of its At the Market facility, or other arrangements to fund operations; however, there can be no assurance that the Company will be able to raise needed capital under acceptable terms, if at all. The sale of additional equity may dilute existing shareholders and newly issued shares may contain senior rights and preferences compared to currently outstanding common shares. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to shareholders. If the Company is unable to obtain such additional financing, future operations would need to be scaled back or discontinued. Due to the uncertainty in the Company’s ability to raise capital, management believes that there is substantial doubt in the Company’s ability to continue as a going concern for twelve months from the issuance of these financial statements.

Cash Flows

The net cash used by operating activities for the six months ended June 30, 2025 was $3,056,552 compared to $2,228,537 for the six months ended June 30, 2024. The increase of $828,015 was primarily due to the following:

●	Increase in cash flow adjustments of $145,740 for share based compensation due to share compensation issued to the CEO and Chairman of the Company.
●	Increase in prepaid expenses and other current assets used in operating activities of $217,159
●	Increase in accounts payable and accrued liabilities of $646,632 due to delays in paying bills, AP turnover slowed.

●	In June 2025, the Company mutually agreed to return the RCS assets to the seller and, as a result, wrote off the RCS assets, which is reflected on the Statement of Cashflow in the operating activities as Loss on disposal of business $904,112.

●	Increase in net loss of $645,898 due to operating expenses and other income (expense) noted above.
●	Non-cash change in fair value of derivative liabilities improved by $2,283,985 due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as of June 30, 2025
●	Increase in loss on debt extinguishment cash adjustment by $2,432,271 as a result of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions.
●	Improvement in (gain) loss on conversion of convertible debt cash adjustment by $1,479,045 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the six months ended June 30, 2024.

Net cash used in investing activities was $5,683,307. During six months June 2025, the Company paid $4,765,000 for the Bald Eagle Bitcoin Mining Acquisition and received $105,941 for the sale of Crypto Assets.

Net cash provided by financing activities for the six months ended June 30, 2025, represents net proceeds from debentures of $8,550,000 and Line of Credit $200,000. This was partially offset by repayments on convertible debentures of $110,000, and financing costs of debentures of $157,000. Net cash provided by financing activities for the six months ended June 30, 2024, represents net proceeds from debentures of $2,250,000. This was partially offset by repayments on convertible debentures of $802,282, financing costs of debentures of $84,463.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the six months ended June 30, 2025 and 2024, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, AgriFORCE™ is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the six months ended June 30, 2025:

On January 16, 2025, investors purchased $7,700,000 in convertible debentures. The convertible debt and warrants were issued with an exercise price of $23.58 and $25.938 respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58.

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

On July 21, 2025, Investors purchased an additional tranche of debt of $833,333 with a 10% original issue discount for gross proceeds of $750,000 (the “July 2025 Debentures”) due July 21, 2026. The Debentures were convertible into common shares at $6.741 per share The Debentures have round down provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, and March 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, and March 2025 Tranche Warrants to $6.741.

Critical Accounting Estimates

We are not aware of any material changes to our critical accounting estimates set forth under the caption “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2025, (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the U.S. Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Amendment to the ATM Agreement
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith
**	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGRIFORCE GROWING SYSTEMS, LTD.

Date: August 14, 2025	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

