Form 10-Q
period 2025-09-30
AVAX ONE TECHNOLOGY LTD.
filed 2025-11-14
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40578

AVAX ONE TECHNOLOGY LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

(Registrant’s telephone number, including area code)

AgriForce Growing Systems, Ltd.

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AVX	NASDAQ Capital Market

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

As of November 14, 2025, the registrant had 93,112,148 common shares, no par value per share, outstanding.

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

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this quarterly report. In this Quarterly Report on Form 10-Q, AVAX One Technology Ltd. has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS

Current
Cash	$894,701	$489,868
Digital assets	1,079,429	26,282
Other receivables	187,758	115,520
Deposit receivable	58,177	73,849
Prepaid expenses and other current assets	758,233	314,252
Inventories	5,961	5,961
Current assets in discontinued operations	-	281,501
Total current assets	$2,984,259	1,307,233

Non-current
Property and equipment, net	4,691,326	808,895
Intangible assets, net	7,248,588	7,813,576
Goodwill	1,535,333	-
Lease deposit	50,079	45,224
Long-term assets in discontinued operations	-	789,055
Total assets	$16,509,585	$10,763,983

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	2,669,631	$2,484,184
Debentures	1,372,679	1,443,209
Derivative liabilities, current	-	293,761
Loan payable	275,000	-
Current liabilities in discontinued operations	-	99,111
Total current liabilities	4,317,310	4,320,265

Non-current
Derivative liabilities	-	191,902
Long-term debt	41,736	41,699
Long-term liabilities in discontinued operations	-	98,864
Total liabilities	4,359,046	4,652,730

Commitments and contingencies

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized, 4,128,089 and 172,255 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively *	84,407,522	65,042,657
Additional paid in capital	6,159,083	2,964,795
Obligation to issue shares	44,214	44,214
Accumulated deficit	(77,339,142)	(60,782,119)
Accumulated other comprehensive income (loss)	(1,121,138)	(1,158,294)
Total shareholders’ equity	12,150,539	6,111,253

Total liabilities and shareholders’ equity	$16,509,585	$10,763,983

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

REVENUE	$525,915	$-	$1,251,124	$-

OPERATING EXPENSES
Cost of revenue, excluding depreciation	$265,908	$-	$728,762	$-
Consulting	2,605	141,694	190,075	327,794
Depreciation and amortization	311,069	163,544	874,238	493,468
Intangible asset impairment	-	4,137,271	-	4,137,271
Investor and public relations	290,622	61,814	400,693	104,460
Lease expense	9,476	782	22,491	59,358
Office and administrative	186,167	277,438	545,608	853,881
Professional fees	198,142	91,852	770,998	417,335
Repairs and maintenance	207,002	-	407,393	-
Research and development	(48,141)	1,135	18,775	5,087
Sales and marketing	45,087	20,281	113,780	79,022
Severance expense	-	-	124,983	-
Share-based compensation	1,138,108	63,552	1,346,606	127,674
Shareholder and regulatory	31,694	13,431	151,353	98,880
Travel and entertainment	821	23,757	9,114	31,915
Wages and salaries	547,512	486,521	1,632,850	1,205,741
Bitcoin unrealized (gain) loss market valuation	(259)	-	(80,577)	-
Realized gain on sale of Bitcoin	(48,371)	-	(48,371)	-
Write-off of inventory	-	-	-	38,470
Total operating expenses	3,137,442	5,483,072	7,208,771	7,980,356

Operating loss	(2,611,527)	(5,483,072)	(5,957,647)	(7,980,356)

OTHER EXPENSES
Accretion of interest on debentures	383,290	469,684	2,320,917	2,672,765
Change in fair value of derivative liabilities	-	(505,628)	(2,976,911)	(1,198,554)
Foreign exchange (gain) loss	(4,078)	67,699	73,548	(26,819)
Loss (gain) on conversion of convertible debt	-	235,376	(86,563)	1,627,858
Loss (Gain) on debt extinguishment	5,389,071	(75,119)	10,119,711	2,223,250
Loss (Gain) on extinguishment of warrant liability	-	(14,769)	-	(14,769)
Other income	-	(28,956)	(51,997)	(102,762)
Other loss	15,657	-	-	4,252

Net loss from continuing operations	$(8,395,467)	$(5,631,359)	(15,356,352)	$(13,165,577)

Gain (loss) from operations of discontinued component	20,511	(216,006)	(320,189)	(241,587)
Gain (loss) on disposal of discontinued operations	23,630	-	(880,482)	-
Net gain (loss) from discontinued operations	44,141	(216,006)	(1,200,671)	(241,587)

Net loss	$(8,351,326)	$(5,847,365)	$(16,557,023)	$(13,407,164)
Other comprehensive loss
Foreign currency translation	-	179,950	37,156	(228,699)
Comprehensive loss attributable to common shareholders	$(8,351,326)	$(5,667,415)	$(16,519,867)	$(13,635,863)

Basic and diluted net loss per common share for continuing operations	$(5.58)	$(55.08)	$(23.04)	$(235.41)

Basic and diluted net loss per common share for discontinued operations	$0.03	$(2.11)	$(1.80)	$(4.32)

Basic and diluted net loss per common share, total	$(5.55)	$(57.19)	$(24.85)	$(239.73)

Weighted average number of commons shares outstanding - basic and diluted	1,505,204	102,240	666,376	55,926

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	For the three months ended September 30, 2025
	Common shares			Obligation		Accumulated other	Total
	# of Shares	Amount	Additional paid-in-capital	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, July 1, 2025	420,901	$68,345,760	$5,777,963	$44,214	$(68,987,816)	$(1,121,138)	$4,058,983
Shares issued for conversion of convertible debt	2,559,800	13,240,311	-	-	-	-	13,240,311
Shares issued for cash, net of issuance costs	424,078	1,259,066	-	-	-	-	1,259,066
Shares issued for compensation	489,450	1,168,324	-	-	-	-	1,168,324
Shares issued for consulting services	7,496	50,000	-	-	-	-	50,000
Warrants issued with convertible debt	-	-	381,120	-	-	-	381,120
Shares issued on exercise of warrants	226,364	344,061	-	-	-	-	344,061
Net loss	-	-	-	-	(8,351,326)	-	(8,351,326)
Balance, September 30, 2025	4,128,089	$84,407,522	$6,159,083	$44,214	$(77,339,142)	$(1,121,138)	$12,150,539

	For the nine months ended September 30, 2025
	Common shares			Obligation		Accumulated other	Total
	# of Shares	Amount	Additional paid-in-capital	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, January 1, 2025	172,255	$65,042,657	$2,964,795	$44,214	$(60,782,119)	$(1,158,294)	$6,111,253
Shares issued for conversion of convertible debt	2,774,169	16,161,914	-	-	-	-	16,161,914
Shares issued for cash, net of issuance costs	424,078	1,259,066	-	-	-	-	1,259,066
Shares issued for compensation	518,171	1,490,824	-	-	-	-	1,490,824
Shares issued for consulting services	7,496	50,000					50,000
Reclassification of derivative liabilities to additional-paid-in capital	-	-	2,771,503	-	-	-	2,771,503
Warrants issued with convertible debt	-	-	422,785	-	-	-	422,785
Shares issued on exercise of warrants	231,920	403,061					403,061
Share-based compensation							-
Net loss	-	-	-	-	(16,557,023)	-	(16,557,023)
Foreign currency translation	-	-	-	-	-	37,156	37,156
Balance, September 30, 2025	4,128,089	$84,407,522	$6,159,083	$44,214	$(77,339,142)	$(1,121,138)	$12,150,539

	For the three months ended September 30, 2024
	Common shares			Obligation		Accumulated other	Total
	# of Shares	Amount	Additional paid-in-capital	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, July 1, 2024	93,704	$61,085,023	$2,953,883	$86,432	$(52,067,103)	$(735,245)	$11,322,990
Shares issued for conversion of convertible debt	10,556	708,000	-	-	-	-	708,000
Shares issued for compensation	566	42,218	-	(42,218)	-	-	-
Shares issued for business combination	5,556	295,000	-	-	-	-	295,000
Share-based compensation	-	-	10,912	-	-	-	10,912
Net loss	-	-	-	-	(5,847,365)	-	(5,847,365)
Foreign currency translation	-	-	-	-	-	179,950	179,950
Balance, September 30, 2024	110,382	$62,130,241	$2,964,795	$44,214	$(57,914,468)	$(555,295)	$6,669,487

	For the nine months ended September 30, 2024
	Common shares			Obligation		Accumulated other	Total
	# of Shares	Amount	Additional paid-in-capital	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, January 1, 2024	6,490	$49,828,942	$3,472,444	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	97,221	11,332,607	-	-	-	-	11,332,607
Shares issued for compensation	950	115,639	-	(52,880)	-	-	62,759
Shares issued for consulting services	158	27,624	-	-	-	-	27,624
Shares issued for business combination	5,556	295,000	-	-	-	-	295,000
Shares issued on conversion of prefunded warrants	7	530,429	(530,429)	-	-	-	-
Share-based compensation	-	-	22,780	-	-	-	22,780
Net loss	-	-	-	-	(13,407,164)	-	(13,407,164)
Foreign currency translation	-	-	-	-	-	(228,699)	(228,699)
Balance, September 30, 2024	110,382	$62,130,241	$2,964,795	$44,214	$(57,914,468)	$(555,295)	$6,669,487

*	reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,557,023)	$(13,407,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904,804	499,187
Impairment of intangible assets	-	4,137,271
Share-based compensation	1,490,824	22,780
Shares issued for consulting services	50,000	27,624
Shares issued for compensation	-	62,759
Amortization of debt issuance costs	2,295,657	2,619,362
Amortization of power purchase agreement	177,171	-
Change in fair value of derivative liabilities	(2,976,911)	(1,198,554)
Loss (gain) on debt conversion	(86,563)	1,627,858
Loss on debt extinguishment	10,119,711	2,223,250
Loss on disposal of business	880,482	-
Loss on disposal of fixed assets	-	4,252
Loss on long-term investment	-	97,488
Realized (gains) losses on sale of Bitcoin	(48,371)	-
Bitcoin unrealized (gain) loss market valuation	(80,577)	-
Changes in operating assets and liabilities:
Revenue from digital assets production	(1,250,593)	-
Accounts receivable	-	(164)
Other receivables	(79,721)	7,213
Prepaid expenses and other current assets	(198,962)	(226,810)
Inventories	-	(8,317)
Accounts payable and accrued liabilities	84,355	82,610
Lease deposit asset	(108,557)	15,502
Contract liabilities	-	(15,336)
Other liabilities	(50,000)	-
Net cash used in operating activities	(5,434,274)	(3,429,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Bald Eagle acquisition	(4,765,000)	-
Acquisition of equipment	(1,080,348)	-
Sale of digital assets	328,526	-
Purchase of note payable	-	(202,093)
Cash consideration paid for business combination	-	(153,986)
Net cash used in investing activities	(5,516,822)	(356,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash	1,320,737	-
Share issuance costs paid	(61,672)	-
Proceeds from debentures - net of discount	9,795,000	2,250,000
Repayment of convertible debentures	(110,000)	(802,282)
Proceeds from loan payable	275,000	-
Proceeds from warrants exercised	403,061	-
Financing costs of debentures	(157,000)	(84,463)
Net cash provided by financing activities	11,465,126	1,363,255

Effect of exchange rate changes on cash and cash equivalents	(109,197)	(83,271)
Change in cash	404,833	(2,505,284)
Cash, beginning of period	489,868	3,878,578
Cash, end of period	894,701	1,373,294

Supplemental cash flow information:
Cash paid during the period for interest		$53,403

Supplemental disclosure of non-cash investing and financing transactions:
Initial fair value of debenture warrants (“Fifth Tranche Warrants”)	$-	$564,000
Initial fair value of conversion feature of debentures (“Fifth Tranche Debentures”)	$-	$359,000
Initial fair value of debenture warrants (“Sixth Tranche Warrants”)	$-	$242,000
Initial fair value of conversion feature of debentures (“Sixth Tranche Debentures”)	$-	$198,000
Initial fair value of debenture warrants (“Seventh Tranche Warrants”)	$-	$369,000
Initial fair value of conversion feature of debentures (“Seventh Tranche Debentures”)	$-	$297,000
Initial fair value of debenture warrants (“January 2025 Tranche Warrants”)	$3,722,310	$-
Initial fair value of conversion feature of debentures (“January 2025 Tranche Debentures”)	$1,012,000	$-
Initial fair value of debenture warrants (“March 2025 Tranche Warrants”)	$428,350	$-
Initial fair value of conversion feature of debentures (“March 2025 Tranche Debentures”)	$171,000	$-
Initial fair value of debenture warrants (“May 2025 Tranche Warrants”)	$41,665	$-
Initial fair value of debenture warrants (“July 2025 Tranche Warrants”)	$220,644	$-
Initial fair value of debenture warrants (“September 2025 Tranche Warrants”)	$160,476	$-
Shares issued for conversion of convertible debt	16,161,914	11,332,607
Reclassification of derivative liabilities	$2,771,503	$-
Forgiveness of note payable in business combination	$-	$202,093
Initial fair value of contingent consideration for business combination	$-	$79,000
Cancellation of investment balance due to business combination	$-	$118,850
Conversion of prefunded warrants to equity	$-	$530,429
Shares issued for business combination	-	295,000

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Interim Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the nine months ended September 30, 2025 and 2024 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS AND BASIS OF PREPARATION

Business Overview

AVAX One Technology, Ltd., formerly known as AgriFORCE Growing Systems Ltd., (“AVAX One” or the “Company”) was incorporated on December 22, 2017 as a private company by filing of Articles of Incorporation in the Province of British Columbia pursuant to the provisions of the Business Corporations Act (British Columbia). The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, British Columbia, Canada, V5Z 1C6. On November 13, 2025, the Company changed its name to AVAX One Technology Ltd. (the defined term the “Company” also includes the recent name change entity to AVAX One Technology Ltd.) and its Nasdaq ticker symbol to AVX.

In the fourth quarter of 2024, the Company commenced operations as a sustainable bitcoin miner, and the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1,522 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by flared natural gas, demonstrating the Company’s promotion of sustainable energy and environmental stewardship.

Transition to AVAX One

On September 22, 2025, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company, subject to the restrictions and upon satisfaction of the conditions in the Subscription Agreements, agreed to sell in one or more private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Offering”), to the Investors Company common shares, no par value per share (in generality, the “Common Shares”, and the aggregate number thereof referenced in this sentence, the “Shares”). The per Share purchase price was $2.36 (the “Share Price”).

On November 5, 2025 (the “Closing Date”), upon the satisfaction of all conditions in the Subscription Agreements, the PIPE Transaction closed, and the Company issued to the Investors an aggregate of 86,690,657 Common Shares and pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 6,123,837 Common Shares in the PIPE Transaction. The Common Shares were sold at an offering price of $2.36 per Common Share, and the Pre-Funded Warrants were sold at an offering price of $2.3599 per Pre-Funded Warrant, which represents the per share offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant.

The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

Of the aggregate $219.0 million purchase price for the Shares, an aggregate of (i) $145.4 million was paid in cash, the cryptocurrency stablecoin commonly referred to as USDC (“USDC”) based on a purchase price of $1.00 per USDC, and the cryptocurrency stablecoin commonly referred to as USDT (“USDT” and together with USDC, “Stablecoins”) based on a purchase price of $1.00 per USDT, and (ii) $73.7 million was paid in the native cryptocurrency of the Avalanche Network, referred to as AVAX Tokens (“AVAX Tokens”), which was valued for purposes of the Subscription Agreements at the volume-weighted average price of an AVAX Token (rounded to two decimal places) during the 14 consecutive calendar days ending on the Funding Payment Deadline (as defined in the Subscription Agreements) based on midnight UTC, calculated by using the hourly volume and the Messari Price as reported on messari.io (the “Specified AVAX Token Value”).

As of the Closing Date and after giving effect to the Common Shares (but not pre funded warrants) issued in the PIPE transaction, there were 93,112,148 Common Shares issued and outstanding.

Cohen & Company Securities, LLC acted as the sole placement agent in connection with the Offering.

The Company intends to use up to $10 million of the cash net proceeds from the Offering for general corporate purposes initiated after closing and for pre-existing working capital commitments or obligations, and the remaining cash net proceeds for the acquisition of AVAX Tokens. The AVAX Tokens acquired, together with the remaining net proceeds, will be used for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. In connection with the announcement of the Offering, the Company announced the launch of its digital asset treasury reserve strategy, which became effective upon the closing of the Offering, pursuant to which the Company plans to use AVAX Tokens as its primary treasury reserve asset on an ongoing basis.

The Company also intends to continue substantive operation of its Bitcoin mining business. The Company’s current management team, consisting of Jolie Kahn, as Chief Executive Officer, and Chris Polimeni, as Chief Financial Officer, will continue in their respective roles with the Company after the closing of the Offering. Furthermore, with the exception of Amy Griffith who is continuing as a director of the Company after closing, all prior directors of the Company resigned on the Closing Date of the Offering and were replaced by the newly appointed directors.

Registration Rights

In the Subscription Agreements, the Company agreed to, among other things, use reasonable best efforts to submit or file with the Securities and Exchange Commission (the “SEC”), within 30 calendar days after the closing of the Offering, a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) (the “Registration Statement”), registering the resale of the Registrable Securities (as defined below), and the Company agreed to use its commercially reasonable efforts to have the Registration Statement declared effective as soon as practicable after filing and upon the earlier of (i) the twenty-fifth (25th) business day (or sixtieth (60th) business day if the SEC notifies the Company that it will “review” the Registration Statement) following the filing date and (ii) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review. The Company agreed to use commercially reasonable efforts to maintain the effectiveness of the Registration Statement until the earlier of (a) the Investors cease to hold any Registrable Securities, (b) the date all Registrable Securities held by the Investors may be sold without restriction under Rule 144 of the Securities Act, including without any volume and manner of sale restrictions which may be applicable to affiliates under Rule 144 and without the requirement for the Issuer to be in compliance with the current public information required under Rule 144, and (c) three years from the effective date of the Registration Statement. “Registrable Securities” means the Shares and any Common Shares issued or issuable with respect to the Shares as a result of any stock split or subdivision, stock dividend, recapitalization, exchange or similar event.

Asset Management Agreement

On September 18, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Hivemind Capital Partners, LLC (the “Asset Manager”). The Asset Manager shall provide discretionary asset management services with respect to, among other assets (including without limitation certain subsequently raised, received or allocated funds or assets), the Company’s proceeds from the Offering (the “Account Assets”) in connection with any of the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement. The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers agreed to by the Company and the Asset Manager. The Asset Management Agreement will become effective upon closing of the Offering.

The Company shall pay the Asset Manager an annual management fee (the “Management Fee”) equal to one and one-quarter percent (1.25%) of the Account Size (as defined in the Asset Management Agreement). The Management Fee will be calculated and payable quarterly in advance, as of the first business day of each calendar quarter. In addition to the Management Fee, the Company will reimburse the Asset Manager for all documented out-of-pocket expenses incurred by the Asset Manager in connection with the performance of the Asset Manager’s duties under the Asset Management Agreement.

The Asset Management Agreement will, unless early terminated, continue in effect until the tenth anniversary of the Effective Date (as defined in the Asset Management Agreement) and, unless a party to the agreement elects to not continue the effectiveness of the Asset Management Agreement, will continue for successive five-year renewal periods upon the mutual agreement of the Asset Manager and the Company. The Asset Management Agreement may be terminated at any time for cause (i) by the Company upon at least 30 days prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least 60 days prior written notice to the Company. The Asset Manager may immediately terminate the Asset Management Agreement upon written notice to the Company if the Asset Manager reasonably determines that the continuation of its services or the Asset Management Agreement would result in a violation of any applicable law, regulation, or regulatory guidance.

Strategic Advisor Agreement

On the Closing Date, in connection with the closing of the PIPE Transaction, the Company entered into two Strategic Advisor Agreements (each, a “Strategic Advisor Agreement” and collectively, the “Strategic Advisor Agreements”) with each of Anthony Scaramucci (through Ground Tunnel Capital LLC) and Brett Tejpaul (Messrs. Scaramucci and Tejpaul are collectively referred to as the “Strategic Advisors”), pursuant to which the Company engaged the Strategic Advisors to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset and financial services sector for an initial term of one year, which will automatically renew for up to two successive one year periods unless the respective Strategic Advisor or the Company provides written notice of its intention not to extend. Either the Company or the Strategic Advisor may terminate a Strategic Advisor Agreement upon 30 days’ prior written notice to the other party in the event of a material breach that remains uncured at the end of such 30-day period or immediately upon written notice to the other party in the event of willful misconduct, gross negligence, or fraud by such other party or any allegation thereof.

Pursuant to the terms of each Strategic Advisor Agreement, the Company issued to the Strategic Advisors an aggregate of 928,145 restricted Common Shares (the “Strategic Advisor Shares”). These Shares vest monthly over a period of 36 months in equal increments in the aggregate of 1/36 of the total Strategic Advisor Shares per month, and if the Agreements are terminated at the end of any one year period, any unvested shares will be forfeited. The Strategic Advisor Agreements also contain customary representations and warranties, confidentiality provisions and limitations on liability.

On September 17, 2025, the Company’s Board of Directors approved the issuance of restricted Common Shares to the following parties in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, which shares shall be issued on September 18, 2025 at a price equal to the per share closing price on September 17, 2025. All shares issued hereunder are subject to lockup agreements entered into by those officers and directors in January 2025.

Each of directors, David Welch, John Meekison, Elaine Goldwater and Richard Levychin, received 42,194 restricted common shares, and director, Amy Griffith received 21,097 restricted common shares.

Jolie Kahn received 46,413 restricted common shares owed to her for compensation due for prior services rendered.

Each of Jolie Kahn and Chris Polimeni received an equity bonus of 105,485 restricted common shares in recognition of prior services to the Company.

David Welch shall receive 42,194 restricted common shares in recognition of prior services to the Company.

On September 15, 2025 and September 17, 2025, Company common shares were issued to the following parties in partial conversion of the Debentures previously issued to them by the Company in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

09/15/25	Pioneer Capital Anstalt	156,155

09/17/25	Anson Investments Master Fund	193,440

09/17/25	Anson East Master Fund LP	54,560

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Interim Financial Statements and related financial information of AVAX Technology Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2024 and 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2025. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2025 and December 31, 2024, and the results of its operations and cash flows during the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025, or for any future period.

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

Sales of Bitcoin by the Company are typically included within the investing activities on the condensed consolidated interim statement of cash flows since such Bitcoin is typically not sold nearly immediately after being produced. The Company will monitor its cash needs and sell Bitcoin in the future to fund its cash expenditures as needed. The aggregate cost basis of the Company’s Bitcoin as of September 30, 2025 was $998,852 (December 31, 2024 - $25,246). The Company held 9.4 BTC as of September 30, 2025 (December 31, 2024 – 0.3). In the quarter ended September 30, 2025, the Company sold two (2) BTC for $222,586 (December 31, 2024 – nil).

	September 30, 2025			September 30, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	9.4159	$998,852	$1,079,429	-	-	-

The following table presents information regarding the mining operations including production and sales of mined Bitcoin:

	September 30, 2025		September 30, 2024
	Quantity	Amounts	Quantity	Amounts
Balance as of December 31, 2024	0.2702	$25,246	-	-
Revenue recognized from Bitcoin mined	12.1512	1,250,592	-	-
Proceeds from sale of Bitcoin	(3.0010)	(328,526)	-	-
Realized gain from sale of Bitcoin	-	48,371	-	-
Change in fair value of Bitcoin	-	80,577	-	-
Transaction fees & other	(0.0045)	3,169	-	-
Balance as of September 30, 2025	9.4159	$1,079,429	-	-

Bitcoin is treated as being sold on a FIFO basis. During the nine months ended September 30, 2025, gains of $48,371 were recognized on all sales of Bitcoin and are included in Realized gain on sale of Bitcoin on the Company’s condensed consolidated statements of operations.

Bitcoin closed with a market price of $114,056 on September 30, 2025.

In addition, the Company has pledged four (4) BTC as collateral for the loan as of September 30, 2025 (see Note 11).

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

Goodwill

Goodwill is not amortized, however the Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the fair value of goodwill is less than its carrying value. To determine if goodwill has been impaired, the Company performs a qualitative assessment to determine if more likely than not the fair value of goodwill is below its carrying value. If it is determined that more likely than not there is impairment, a quantitative impairment assessment is performed to identify potential goodwill impairment. An impairment loss is recognized when the fair value as at the measurement date is less than the carrying value. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the goodwill.

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company accrued a loss on disposal of the RCS business, which is reflected on the condensed consolidated statement of operations as a loss on disposal of business of $880,482.

Details of the assets and liabilities of discontinued operations are as follows:

	September 30, 2025	December 31, 2024
Carry amounts of major classes of assets included as part of discontinued operations
Current
Prepaid expenses and other current assets	$-	$245,019
Inventories	-	36,482
Total current assets in discontinued operations	-	281,501

Non-current
Intangible assets, net	-	494,114
Goodwill	-	294,941
Total long-term assets in discontinued operations	$-	$789,055

Carry amounts of major classes of liabilities included as part of discontinued operations	-
Current
Accounts payable and accrued liabilities	$-	$99,111
Total current liabilities in discontinued operations	-	99,111

Non-current
Other liabilities	-	98,864
Long-term liabilities in discontinued operations	$-	98,864

Cash used in operating activities from discontinued operations was $0.3 million for the nine months ended September 30, 2025 (September 30, 2024 - $0.2 million). There were no cash flows related to investing or financing activities of discontinued operations for the nine months ended September 30, 2025 or September 30, 2024.

The details of the component information of the discontinued operations are disclosed under columns Radical Clean Solutions in segment reporting information in Note 18.

(b)	Redwater Acquisition

On November 28, 2024, the Company completed its acquisition of the Redwater Bitcoin Mining Facility, located in Alberta, Canada (“Redwater”) for a total purchase price of approximately $1.5 million. The acquisition was accounted for as an asset acquisition as, at the time of acquisition, no outputs were produced from the property, and skilled employees or contractors required for the operation of the facility were not included in the transaction. The purchase price consisted primarily of cash proceeds paid to the seller, and legal transaction costs. The acquired assets are amortized commencing on the acquisition date over the remaining estimated useful lives thereof.

The purchase price was allocated based on the relative fair value of the assets acquired as follows:

Assets Acquired:	Fair Value
S19J Pro Bitmain ASIC Miners	$102,812
Natural Gas Power Plant	566,009
Power Purchase Agreement	673,769
Bitcoin Mining Facility and Infrastructure	171,116
Total assets acquired	$1,513,706

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

On January 17, 2025, the Company consummated the acquisition of assets of Bald Eagle Mining, LLC (“Bald Eagle”), located in Columbiana Country, Ohio, for a total purchase price of $4,765,000. Bald Eagle is a Bitcoin mining facility, powered by 5MW of flared natural gas energy, which at the time of the acquisition supported over 900 bitcoin mining units. During the third quarter of 2025, the Company increased the number of mining units at the Bald Eagle mining site to 1,662.

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Proforma for the three months ended September 30,		Proforma for the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$525,915	$319,739	$1,251,124	$1,363,168

Net loss	$(8,351,326)	$(6,101,455)	$(16,557,023)	$(13,447,604)

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

As of September 30, 2025, the Company’s goodwill balance was $1,535,333 (foreign exchange gain of $9,345).

The Company will continue to operate its bitcoin mining business alongside its AVAX treasury business, which will be the main business operation post-closing.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2025	December 31, 2024
Legal retainer	$56,004	$30,976
Prepaid expenses	586,488	3,034
Inventory and equipment advances	37,337	227,087
Purchase prepayments	53,204	53,155
Deferred Financing Cost	25,200	-
Prepaid expenses, other current assets	$758,233	$314,252

5. INVENTORIES

As of September 30, 2025 and December 31, 2024, the Company had an inventory of finished goods with a fair market value of $5,961.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Bitcoin Mining Facility and Infrastructure	$2,475,796	$170,139
Bitminers	1,931,583	102,225
Transformers and Generators	752,502	562,778
Furniture and fixtures	-	2,358
Total property and equipment	5,159,881	837,500
Less: accumulated depreciation	(468,555)	(28,605)
Property and equipment, net	$4,691,326	$808,895

Depreciation expense on property and equipment for the nine months ended September 30, 2025 was $468,555 (September 30, 2024 - $4,716), and for the three months ended September 30, 2025 was $182,892(September 30, 2024 - $1,019). During the nine months ended September 30, 2024, the Company disposed of property and equipment which resulted in a loss of $4,252. There were no disposals in 2025  .

7. INTANGIBLE ASSETS

	September 30, 2025	December 31, 2024
Manna IP	$7,354,404	$7,347,757
Power Purchase Agreement	449,234	625,736
Total intangible assets	7,803,638	7,973,493
Less: accumulated amortization	(555,050)	(159,917)
Intangible assets, net	$7,248,588	$7,813,576

Intangible assets include $6,799,354 (December 31, 2024 - $7,209,118) for intellectual property (“Manna IP”) acquired under an asset purchase agreement with Manna Nutritional Group, LLC (“Manna”) dated September 10, 2021. The Manna IP encompasses patented technologies to naturally process and convert grains, pulses, and root vegetables, into low-starch, low-sugar, high-protein, fiber-rich baking flour products, as well as a wide range of breakfast cereals, juices, natural sweeteners, and baking enhancers. The Company paid $1,475,000 in cash and issued 1,476 prefunded warrants valued at $12,106,677, in a private placement transaction (the “Purchase Price”). Subject to a 9.99% blocker, the prefunded warrants vested in tranches up until March 10, 2024, at which time all tranches were fully vested. When vested the tranches of prefunded warrants became convertible into an equal number of restricted common shares.

The asset was available for use on January 3, 2023. The asset has a useful life of 20 years. The Company recorded $416,286 in amortization expense related to the Manna IP for the nine months ended September 30, 2025 (September 30, 2024- $488,752), and $138,762 for the three months ended September 30, 2025 (September 30, 2024 $165,510).

The Company acquired intangible assets from RCS as part of the business combination (Note 3). The following intangible assets were acquired from RCS:

	Weighted Average Useful Life (Years)	Amount
In-process research and development	Term of the patent	$300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

The Company recorded $30,548 (September 30, 2024 - $Nil) in amortization expense, and a foreign exchange loss of $nil (September 30, 2024 - $Nil) related to the RCS assets for the nine months ended September 30, 2025. The Company recorded $15,274 (September 30, 2024 - $Nil) in amortization expense, and a foreign exchange loss of $Nil (September 30, 2024 - $Nil) related to the RCS assets for the three months ended September 30, 2025.

As of June 30, 2025, the Company recorded the disposal of the RCS assets due to the mutual agreement to return the RCS assets to the seller which resulted in a loss on disposal of business of $880,482 (Note 3). The Company reclassified the assets and liabilities of RCS to assets held for sale and liabilities held for sale. The Company reclassified the revenues and expenses of RCS to net loss from discontinued operations.

The Company acquired an intangible asset from the acquisition of Redwater, as part of the asset acquisition (note 3). The Power Purchase Agreement between the Company and Rivogenix, allows the Company to obtain natural gas for its Natural Gas Power Plant. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit. The period of the contract has been determined to be 3 years. As of September 30, 2025, 2.25 years remain on the contract. The fair value of the Power Purchase Agreement Contract as of September 30, 2025 is $449,234 (December 31, 2024 - $625,736). The Company recognized $177,171 in amortization expense (reflected in cost of sales) during the nine months ended September 30, 2025 and $61,872 for the three months ended September 30, 2025 (September 30, 2024 - $Nil) in relation to the Power Purchase Agreement.

The estimated annual amortization expense for each of the next five years is as follows:

Period ending:	Amount
Remaining 2025	$196,670
2026	769,316
2027	732,110
2028	555,049
2029	555,049
Subsequent years	4,440,394
Total	$7,248,588

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2025	December 31, 2024
Accounts payable	$1,156,518	$597,057
Accrued expenses	1,513,113	1,887,127
Accounts payable and accrued liabilities	$2,669,631	$2,484,184

9. DEBENTURES

On June 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with arm’s length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $47,025,000 with a 10% original issue discount. Om June 30, 2022, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $14,025,000 for gross proceeds of $12,750,000, after considering the 10% original issue discount (“First Tranche Debentures”). In addition, the Investors received 91 warrants at a strike price of $12,210.00, which expire on December 31, 2025 (the “First Tranche Warrants”). The First Tranche Warrants and First Tranche Debentures each have down round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interests.

The Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

From January 2023 thru May 2024, the Investors purchased additional tranches under the Purchase Agreements under similar terms as the First Tranche for an aggregate principal amount of $13,059,923.

The details of each of these seven tranches are summarized in the table below:

Description	Date	Face Amount	OID	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	# of Warrants	Exercise Price	Expiration Date	Transaction Costs
1st Tranche	06/30/22	14,025,000	10%	12,750,000	11,100.000	09/01/22	91	12,210.000	12/31/25	1,634,894
2nd Tranche	01/17/23	5,076,923	10%	4,615,385	6,200.000	07/01/23	59	6,200.000	12/31/25	325,962
3rd Tranche	10/18/23	2,750,000	10%	2,500,000	2,358.000	01/01/24	689	2,358.000	04/18/27	31,915
4th Tranche	11/30/23	2,750,000	10%	2,500,000	810.000	05/01/24	2,207	810.000	05/30/27	30,040
5th Tranche	02/21/24	1,100,000	10%	1,000,000	192.600	08/01/24	3,712	211.860	08/21/27	50,000
6th Tranche	04/11/24	550,000	10%	500,000	146.700	10/01/24	2,437	162.000	10/11/27	31,309
7th Tranche	05/22/24	833,000	10%	750,000	90.000	11/01/24	6,016	11.000	11/22/27	3,154

*	-principal payments due be made in 25 equal installments

Interest rates - 5% for the 1st 12 months; and 8% thereafter.

These debentures may be extended by six months at the election of the Company by paying a sum equal to six months’ interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

On January 16, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreements”) with arm’s length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $50.0 million in debentures with a 10% original issue discount. On January 16, 2025, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $7,700,000 for gross proceeds of $7,000,000, after considering the 10% original issue discount (“January 2025 Tranche Debenture”). In addition, the Investors received 212,256 warrants at a strike price of $25.938 (the “January 2025 Warrants”). The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58.

From March 2025 thru July 2025, the Investors purchased additional tranches under the 2025 Purchase Agreements under similar terms as the January 2025 Tranche for an aggregate principal amount of $2,263,334.

The details of each of these five tranches are summarized in the table below:

Description	Date	Face Amount	OID	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	# of Warrants	Exercise Price	Expiration Date	Transaction Costs
Jan-25 Tranche	01/16/25	7,700,000	10%	7,000,000	23.580	04/01/25	212,256	25.938	07/16/28	290,000
Mar-25 Tranche	03/21/25	1,320,000	10%	1,188,000	1.990	07/01/25	47,906	17.910	09/21/28	-
May-25 Tranche	05/21/25	110,000	10%	100,000	17.910	09/01/25	4,889	17.910	11/21/28	-
Jul-25 Tranche	07/21/25	833,334	10%	750,000	0.749	10/21/25	723,189	0.749	01/21/29	-
Sep-25 Tranche	09/25/25	550,000	10%	495,000	2.410	12/21/25	148,340	2.650	09/25/29	-

*	-principal payments due be made in 25 equal installments

Interest rates - 5% for the 1st 12 months; and 8% thereafter.

These debentures may be extended by six months at the election of the Company by paying a sum equal to six months’ interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

On April 22, 2025, the Company issued a promissory note (the “April 2025 Note”) with an arm’s length accredited investor (the “Holder”) for $290,000 in debentures with a $40,000 original issue discount for gross proceeds of $250,000. The interest rate is 12% applied on the issuance date to the principal amount of $290,000.

The following table summarizes our outstanding debentures as of the dates indicated:

Description	Maturity	Interest Rate	September 30, 2025	December 31, 2024
Principal (First Tranche Debentures)	12/31/2024	5.00% - 8.00%	25,000	25,000
Principal (Second Tranche Debentures)	07/17/2025	5.00% - 8.00%	25,000	25,000
Principal (Fourth Tranche Debentures)	06/01/2026	5.00% - 8.00%	7,767	1,485,714
Principal (April 2025 Note)	04/15/2026	12.00%	290,000	-
Principal (May 2025 Tranche Debentures)	5/21/2026	5.00%	110,000	-
Principal (July 2025 Tranche Debentures)	5/21/2026	5.00%	833,333	-
Principal (September 2025 Tranche Debentures)	7/21/2026	5.00%	550,000	-
Debt issuance costs and discounts			(468,421)	(92,505)
Total Debentures (current)			1,372,679	1,443,209

During the nine months ended September 30, 2025, the Investors converted $10,537,304 of the Debentures into shares of the Company. The conversions were determined to be an extinguishment of the existing debt and issuance of new debt. As a result, the Company recorded a loss on debt extinguishment in the amount of $10,119,711. During the nine months ended September 30, 2025, the Company incurred $2,320,917 in accretion interest and made 110,000 of cash repayments.

During the nine months ended September 30, 2024, the Investors converted $10,952,357 of principal and $196,802 of interest into shares of the Company resulting in a $1,627,858 loss on the conversion of convertible debentures. During the nine months ended September 30, 2024, the Company incurred $2,672,765 in accretion interest and made 802,282 of cash repayments.

10. LOAN

In May 2025, the Company entered into a Master Loan Agreement (the “MLA”) with BitGo Prime, LLC providing the Company the ability to secure USD cash loans secured by BTC. On May5, 2025, the Company entered into its first loan under the MLA for a total of $200,000, collateralized by three (3) BTC. The loan bears interest at a rate of 11% per annum, with maturity date of August 31, 2025.

On August 29, 2025, the Company repaid the outstanding balance under the May 2025 BitGo loan and entered into a new loan agreement for a total of $275,000, collateralized by four (4) BTC. The loan bears interest at a rate of 9.99% per annum and the term of the loan is open.

As of September 30, 2025, the aggregate outstanding balance on the BitGo loans was $275,000, The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

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

The loan was interest free for an initial term that ended on January 18, 2024. Any outstanding loan after initial term carries an interest rate of 5% per annum, payable monthly during the extended term i.e., January 19, 2024 to December 31, 2025. The loan is due December 31, 2026.

The balance as of September 30, 2025 was $41,736 (CAD $60,000) (December 31, 2024 was $41,699 (CAD $60,000)).

12. DERIVATIVE LIABILITIES

Due to the change in the Company’s functional currency (Note 2), effective April 1, 2025, the Derivative Liabilities, consisting of Warrant Liabilities and Debenture Conversion Feature were reclassified to equity.

Warrant Liabilities

As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Warrant Liabilities. The Warrant Liabilities reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the Warrant Liabilities are summarized in the table below:

		Monte-Carlo Option Pricing Assumptions - April 1, 2025
	# of Warrants	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Expected Term	FV of Warrant Liability
1st Tranche	91	$1.10	0.00%	105.00%	3.90%	0.75	$761
2nd Tranche	59	$1.10	0.00%	105.00%	3.72%	1.80	591
3rd Tranche	689	$1.10	0.00%	105.00%	3.89%	2.05	4,230
4th Tranche	2,207	$1.10	0.00%	100.00%	3.89%	2.17	12,380
5th Tranche	3,712	$1.10	0.00%	105.00%	3.89%	2.39	22,560
6th Tranche	2,437	$1.10	0.00%	105.00%	3.89%	2.53	15,670
7th Tranche	6,016	$1.10	0.00%	105.00%	3.89%	2.64	36,620
Jan-25 Tranche	212,256	$1.10	0.00%	100.00%	3.90%	3.30	1,364,830
Mar-25 Tranche	47,907	$1.10	0.00%	100.00%	3.91%	3.47	329,850
Warrant Liability Reclassified to equity							$1,787,492

As of December 31, 2024, the Company utilized the Monte Carlo option-pricing model to value the Warrant Liabilities. The Warrant Liabilities reflected on the December 31, 2024 balance sheet, as well as the assumptions used by the Company to value the Warrant Liabilities are summarized in the table below:

		Monte-Carlo Option Pricing Assumptions - December 31, 2024
	# of Warrants	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Expected Term	FV of Warrant Liability
1st Tranche	91	$2.37	0.00%	90.00%	4.16%	1.00	$756
2nd Tranche	59	$2.37	0.00%	95.00%	4.21%	1.55	596
3rd Tranche	689	$2.37	0.00%	95.00%	4.26%	2.30	8,125
4th Tranche	2,207	$2.37	0.00%	90.00%	4.20%	2.42	25,621
5th Tranche	3,712	$2.37	0.00%	95.00%	4.26%	2.64	47,444
6th Tranche	2,437	$2.37	0.00%	95.00%	4.27%	2.78	30,268
7th Tranche	6,016	$2.37	0.00%	95.00%	4.27%	2.89	79,052
December 31, 2024 Warrant Liability - Debentures							$191,860
Fair value of Equity Warrants							42
December 31, 2024 Warrant Liability							$191,902

Debenture Convertible Feature

As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the Debenture Conversion Feature. The liability reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the Debenture Conversion feature are summarized in the table below:

	Monte-Carlo Option Pricing Assumptions - April 1, 2025
	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Discount Rate	Expected Term	FV of Conversion Feature
1st Tranche	$1.10	0.00%	100.00%	3.82%	12.25%	0.15	$2,057
2nd Tranche	$1.10	0.00%	100.00%	3.82%	12.25%	0.15	1,714
4th Tranche	$1.10	0.00%	100.00%	4.01%	11.25%	1.17	91,000
Jan-25 Tranche	$1.10	0.00%	100.00%	4.11%	11.25%	0.79	728,000
Mar-25 Tranche	$1.10	0.00%	100.00%	4.04%	11.25%	0.98	165,000
Conversion Feature Reclassified to equity							$987,771

At December 31, 2024, the Company utilized the Monte Carlo option-pricing model to value the Debenture Conversion Feature. The liability reflected on the December 31, 2024 balance sheet, as well as the assumptions used by the Company to value the Debenture Conversion Feature are summarized in the table below:

	Monte-Carlo Option Pricing Assumptions - December 31, 2024
	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Discount Rate	Expected Term	FV of Conversion Feature
1st Tranche	$0.47	0.00%	100.00%	5.03%	17.50%	1.00	$4,778
2nd Tranche	$0.47	0.00%	105.00%	4.51%	17.50%	1.55	3,983
4th Tranche	$0.47	0.00%	90.00%	4.20%	11.25%	1.42	285,000
December 31, 2024 Conversion Feature							$293,761

During the nine months ended September 30, 2025, a debt extinguishment of $115,384 occurred for the increase in principal of Tranche 4 of 15%.

As of September 30, 2025, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as equity due to the Company changing its functional currency to USD as of April 1, 2025. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital.

As of December 31, 2024, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of the Company’s financial instruments for the nine months ended September 30, 2025 and 2024 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2025	$22	$191,880	$293,761	$485,663
Additions	-	4,150,660	1,183,000	5,333,660
Conversions	-	-	(74,186)	(74,186)
Change in fair value	-	(2,560,523)	(416,388)	(2,976,911)
Effect of exchange rate changes	-	1,693	1,584	3,277
Reclassification to equity	(22)	(1,783,710)	(987,771)	(2,771,503)
Balance at September 30, 2025	$-	$-	$-	$-

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at January 1, 2024	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,572,123)	(2,572,123)
Expiries	(14,769)	-	-	(14,769)
Change in fair value	4,102	(1,669,763)	467,106	(1,198,555)
Effect of exchange rate changes	(617)	(23,237)	(55,985)	(79,839)
Balance at September 30, 2024	$24	$437,000	$416,998	$854,022

13. SHARE CAPITAL

On June 17, 2024, the Company’s Board of Directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $1 million of its outstanding common shares, for a period of six months, subject to contractual requirements. No shares were repurchased under the Repurchase Program. As of September 30, 2025, the Company owed $44,214 worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

Basic and diluted net loss per share represents the loss attributable to shareholders divided by the weighted average number of shares and prefunded warrants outstanding during the period on an as converted basis.

14. REVENUE DISAGGREGATION

From August 2024 thru June 2025, the Company sold hydroxyl generating devises. From November 2024 thru September 2025, the Company’s primary source of revenue has been from its bitcoin mining activities. The Company’s revenue breakdown is as follows:

	Three months ended September 30.		Nine months ended September 30.
	2025	2024	2025	2024
Bitcoin mining	$525,915	$-	$1,250,592	$-
QuadPro devices	-	-	-	-
un(Think) Foods	-	-	532	-
Total revenue	$525,915	$-	$1,251,124	$-

15. LEASES

The components of lease expenses were as follows:

	Three months ended September 30.		Nine months ended September 30.
	2025	2024	2025	2024
Short-term lease cost	$9,476	$782	$22,491	$59,358
Total lease cost	$9,476	$782	$22,491	$59,358

16. COMMITMENTS AND CONTINGENCIES

Debenture principal repayments

The following table summarizes the future principal payments related to our outstanding debt as of September 30, 2025:

Remaining 2025	$50,000
2026	1,791,100
Total	$1,841,100

Contingencies

Litigation

On August 11, 2023, the Company’s former CEO, Ingo Wilhelm Mueller filed a Notice of Civil Claim in which he alleges that the Company wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Mr. Mueller alleges to have suffered damages including, among other things, a loss of base salary of $473,367 CAD per annum and damages from not receiving common stock of the Company equivalent in value to $468,313 CAD. The Company’s position is that Mr. Mueller was terminated for ‘just cause’ because he breached his fiduciary duty to act in the Company’s best interest by, among other things, submitting a sizeable bid for the acquisition of a company without first obtaining Board approval. In doing so, Mr. Mueller misrepresented the Company’s financial standing and forged, or instructed others to forge, a document by affixing the electronic signature of the Company’s CFO.

The parties are in the discovery stage of litigation. The Company has produced relevant documents to Mr. Mueller and is awaiting Mr. Mueller’s production of relevant documents. The parties are also in the process of scheduling examinations for discovery. Management is instructing counsel to advance the matter given the relative strength of the Company’s case.

The likelihood of an unfavorable outcome is not probable given the facts supporting the Company’s ‘for cause’ termination of Mr. Mueller as well as the significant expense that Mr. Mueller would have to incur to advance this matter to trial.

On September 30, 2023, Stronghold filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for the Coachella property. On January 17, 2025, the Company settled the complaint with Stronghold and agreed to pay Stronghold $20,833 monthly for 12 months beginning February 1, 2025. As of September 30, 2025, a balance of $83,233 remained and this was paid in full on October 31, 2025.

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

On July 11, 2024, the Company’s former General Counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that the Company wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. On January 6, 2025, the Company settled the Civil Claim with the Company’s former General Counsel and agreed to pay a settlement amount of $160,000 CAD to the Company’s former General Counsel. This settlement has been paid in full.

17. SEGMENTED INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). The Company’s operating and reportable segments at September 30, 2025, include Bitcoin Mining and Unthink Food, which produces high protein baking flour. All other activities, including financing, are carried out through the corporate entity. At September 30, 2025, Bitcoin Mining operations were conducted at the Redwater Property in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

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

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, that are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Bitcoin Mining	un(Think) Foods	Radical Clean Solutions	Corporate	Total
Nine Months Ended September 30, 2025:
Revenue	$1,250,592	$532	$-	$-	$1,251,124
Significant segment expenses:
Cost of revenue, excluding depreciation	$728,762	$-	$-	$-	$728,762
Bitcoin unrealized (gain) loss market valuation	(80,577)	-	-	-	(80,577)
Bitcoin realized (gain) loss market valuation	(48,371)	-	-	-	(48,371)
Selling, general and administrative	52,889	29,147	-	4,930,232	5,012,268
Consulting	-	-	-	190,075	190,075
Depreciation and amortization	397,229	477,009	-	-	874,238
Accretion interest expense	-	-	-	2,320,917	2,320,917
Repairs and maintenance	407,393	-	-	-	407,393
Severance expense	-	-	-	124,983	124,983
Foreign exchange (gain) loss	(556)	4,007	-	70,097	73,548
Change in fair value of derivatives	-	-	-	(2,976,911)	(2,976,911)
Loss (gain) on conversion of convertible debt	-	-	-	(86,563)	(86,563)
Loss on extinguishment of debt	-	-	-	10,119,711	10,119,711
Other (income) expense	-	-	-	(51,997)	(51,997)
Net (gain) loss from discontinued operations	-	-	320,189	-	320,189
Loss on disposal of business	-	-	880,482	-	880,482
Total operating expenses and other expenses (income)	$1,456,769	$510,163	$1,200,671	$14,640,544	$17,808,147
Net loss	$(206,177)	$(509,631)	$(1,200,671)	$(14,640,544)	$(16,557,023)

	Bitcoin Mining	un(Think) Foods	Radical Clean Solutions	Corporate	Total
Three Months Ended September 30, 2025:
Revenue	$525,915	$-	$-	$-	$525,915
Significant segment expenses:
Cost of revenue, excluding depreciation	$265,908	$-	$-	$-	$265,908
Bitcoin unrealized (gain) loss market valuation	(259)	-	-	-	(259)
Bitcoin realized (gain) loss market valuation	(48,371)	-	-	-	(48,371)
Selling, general and administrative	27,714	6,549	-	2,365,226	2,399,489
Consulting	-	-	-	2,605	2,605
Depreciation and amortization	172,307	138,762	-	-	311,069
Accretion interest expense	-	-	-	383,290	383,290
Repairs and maintenance	207,002	-	-	-	207,002
Foreign exchange (gain) loss	(1,240)	82	-	(2,920)	(4,078)
Loss on extinguishment of debt	-	-	-	5,389,070	5,389,070
Other (income) expense	-	-	-	15,657	15,657
Net (gain) loss from discontinued operations	-	-	(20,511)	-	(20,511)
Loss on disposal of business	-	-	(23,630)	-	(23,630)
Total operating expenses and other expenses (income)	$623,061	$145,393	$(44,141)	$8,152,928	$8,877,241
Net loss	$(97,146)	$(145,393)	$44,141	$(8,152,928)	$(8,351,326)

Other segment items consist of loss on disposition of property, plant and equipment, change in fair value of derivatives, impairment loss, interest income, and foreign exchange (loss) gain, as reported on the condensed consolidated unaudited income statements.

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance.

	Bitcoin Mining	Radical Clean Solutions	Unthink Food	Corporate	Total
As of September 30, 2025
Property and equipment, additions	$4,339,193	$-	$-	$-	$4,339,193

Balances:
Property and equipment, net	4,691,326	-	-	-	4,691,326
Intangible assets and goodwill, net	1,984,567	-	6,799,354	-	8,783,921
Total long-lived assets	$6,675,893	-	$6,799,354	$-	$13,475,247

As of December 31, 2024
Property and equipment, additions	$807,741	$-	$-	$-	$807,741
Intangible assets, additions	625,736	-	-	-	625,736

Balances
Property and equipment, net	807,471	-	-	1,424	808,895
Intangible assets and goodwill, net	604,456	-	7,209,120	-	7,813,576
Total long-lived assets	$1,411,927	-	$7,209,120	$1,424	$8,622,471

The following tables summarize revenue, assets, and property, plant, and equipment by geographic area based on the location of the underlying action activity or rendering of services and location of the underlying assets:

	Nine Months Ended September 30,
	2025	2024

Revenue
Canada	$214,636	$-
United States	1,036,488	-
Total Revenue	$1,251,124	$-

	Three Months Ended September 30,
	2025	2024
Revenue
Canada	$52,701	$-
United States	473,214	-
Total Revenue	$525,915	$-

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents for all segments
Canada	$84,836	$423,907
United States	809,865	65,961
Total cash and cash equivalents	$894,701	$489,868

Property Plant and Equipment
Canada	$693,356	$808,895
United States	3,997,970	-
Total property plant and equipment	$4,691,326	$808,895

The revenues for the Radical Clean Solutions segment were generated from one customer for the periods ended June 30, 2025 and 2024.

The revenues for the Bitcoin mining segment were generated from Bitcoin pools.

18. SUBSEQUENT EVENTS

On October 24, 2025, an Investors purchased an additional tranche of $7,700,000 with a 10% original issue discount for gross proceeds of $6,930,000. The convertible debt and warrants were issued with an exercise and strike price of $2.41. The proceeds were divided into two tranches, the first tranche in the amount of $1,500,000 was wired to the Company on October 28, 2025, with the second tranche in the amount of $5,430,000 initially held in escrow by the Investors. The Company and the Investors plan to establish a DACA account to deposit these funds until such time they are released to the Company by the Investor.

On October 27, 2025, the Company held its Annual Meeting of Shareholders where it obtained approval to complete its previously announced transaction in support of becoming the first publicly traded company dedicated to maximizing ownership of AVAX, the native token of the Avalanche network. The approval included the Offering described in Note 1.

On November 5, 2025, upon the satisfaction of all conditions in the Subscription Agreements, the PIPE Transaction closed. See Note 1 – Transition to AVAX One

On November 5, 2025, the Company appointed Pete Wylie as the Company’s Chief Operating Officer.

Effective as of the closing of the Company’s previously announced PIPE transaction (which occurred on November 5, 2025), the Company entered into consulting agreements with each of its executive officers (the “Agreements”). The Agreements call for a base compensation amount of $480,000 for its CEO (Jolie Kahn), and $300,000 for each of its CFO (Chris Polimeni) and COO (Pete Wylie). The Company’s COO was also granted 61,224 restricted common shares of the Company, which vests monthly in 12 equal amounts of 5,102 shares each. Each Agreement has a term of one year and is terminable for cause. In addition, Peter Wylie’s Agreement may be terminated upon 30 days prior notice not for cause upon mutual consent of the parties. All Agreements contain standard clauses for cause termination and the like, and all three executive officers are entitled to benefits such as medical insurance and the like per Company policy.

On November 12, 2025, the Company filed a Certificate of Change of corporate name to AVAX One Technology Ltd., and on November 13, 2025, it changed its trading symbol on the Nasdaq Capital Market to AVX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prospective investors should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company History and Our Business

Overview

The “Company was incorporated as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, British Columbia, Canada, V5Z 1C6.

Our Business

During 2024, the Company entered the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1420 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by sustainable energy, advancing the Company’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

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

The Company is an energy-first digital infrastructure company pioneering high-efficiency compute environments across AI, edge computing, and distributed processing. Through its TerraHash Digital™ division, the Company deploys modular, off-grid compute platforms powered by emissions-tracked natural gas systems—enabling sustainable, scalable digital transformation. The Company’s Power & Compute Initiative bridges financial and environmental performance across multiple industries.

The Company’s legacy businesses consisted of the AgriFORCE™ Brands (“Brands”) division. Our AgriFORCE™ Brands division has been focused on the development and commercialization of plant-based ingredients and products that deliver more nutritious food. We intend to market and commercialize ingredient supplies, like our Awakened Flour™ and Awakened Grains ™, but have not had any success doing so yet.

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

Products that the Company intends to develop for commercialization from the CERES-MNG patented process under the UN(THINK)™ foods brand:

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

GROWTH PLAN

The Company’s organic growth plan is to actively establish and deploy the commercialization of products in four distinct phases:

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

Sustainable Bitcoin Mining

As of the fourth quarter of 2024, the Company entered into the sustainable Bitcoin mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin mining facilities, one in Alberta, Canada and two in Ohio, for a total of 1,522 BITMAIN Antminer S19j units, 81 BITMAIN Antminer S19k Pro units and 50 BITMAIN Antminer S21 XP units. These facilities are powered by sustainable energy, advancing the Company’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

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

On November 28, 2024, the Company entered into an agreement with Rivogenix Energy Corp. to acquire and consummated the acquisition of various assets which comprise a bitcoin mining facility in Sturgeon County, Alberta, Canada. The assets were acquired for $1.5 million in cash from the Company’s own available cashflow and are comprised of a data center and approximately 130 bitcoin miners.

On January 17, 2025, the Company purchased assets comprising a five MW Bitcoin mining facility (on two sites) in Columbiana County Ohio (the “Facility”) from Bald Eagle County, LLC. The asset purchase price (including purchase of an option to purchase the Facility) was $4.765 million. The assets purchased consist of following assets, inter alia: Nine hundred (900) S-19 J Pro BITMAIN Antminers, transformers necessary to operate the Facility, five (5) custom 40 ft Crypto Canman housing containers including 5 power distribution boxes, one Caterpillar trailer mounted standby generator, one Doosan trailer mounted generator set, eight shipping containers and five 1 MW natural gas generator power plants. The Company also received assignment of power purchase agreements to purchase gas at $0.04 per kWh and access leases to the realty underlying the Facility.

These acquisitions represented a pivotal first step in the Company’s commitment to integrating sustainable energy solutions, advanced data operations, and innovative agricultural initiatives to create long-term value for shareholders.

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

The majority of the mined assets have been held on the Company’s balance sheet, as the starting point of the Company’s Bitcoin treasury strategy. We have only sold three (3) BTC to provide the Company with the necessary cash for maintaining operations. The Company is in the process of developing a written policy to govern the cold-storage and liquidation process for selling and borrowing using our bitcoin assets. As of now, the Company holds all of its bitcoin in a BitGo wallet. There is limited risk in volatility at present in bitcoin pricing due to our policy of holding bitcoin for the long term. We intend to continue to hold up to 50% of the mined assets as we continue to build upon our treasury strategy. In May 2025, we borrowed $200,000 at an interest rate of 11% per annum for 90 days, utilizing three (3) BTC as collateral for the loan. During the 90 days the loan was outstanding, we incurred $6,661 in interest expense, while during that same time period the value of the three BTC used as collateral increased in value by approximately $35,000, in the aggregate. On August 29, 2025, the Company repaid the outstanding balance under the May 2025 BitGo loan and entered into a new loan agreement for a total of $275,000, collateralized by four (4) BTC. The loan bears interest at a rate of 9.99% per annum and the term of the loan is open. We estimate that the increase in value of the collateral will far exceed the interest costs associated with this loan just as it did with the May 2025 loan.

We have an agreement with BitGo to hold our Bitcoin in cold storage with instantaneous liquidity available. They will also act as our exchange.

Our miners have an average age of three years in all our facilities. Statistics on our miners are as follows:

Efficiency: median: 99.86%; mean: 99.58%; range: 99.26 – 99.9%. Our average downtime for scheduled and non-scheduled is 24 hours in a month. This includes activities related to weather and optimization of the power units and miner boards.

Our weighted average of cost of Bitcoin mined is approximately $51,031. Our approximate inputs are as follows:

Alberta:

We have optimized this site some since we acquired it in November 2024 and now generate approximately 0.017 BTC per day, generating 1 BTC every 59 days at an average operating cost of $685.10/day. So, the cost for 1 BTC is approximately $40,300 at this site

Ohio:

We generate approximately 0.051 BTC per day, generating 1 BTC every 19.6 days at an average cost of $2,785/day, so the Ohio cost is $54,600/BTC mined.

Financing Initiatives

In late January 2025, the Company also closed on the first tranche of an up to $50 million financing facility with institutional investors. The Company utilized a portion of the first $7 million tranche to pay for the acquisition of the Ohio assets.

This acquisition increased the Company’s hash rate by over 600% and highlights the Company’s strategic growth plan of stranded gas assets to be coupled with sustainable agricultural assets in the coming months. Ohio has positioned itself as a pioneer in blockchain and cryptocurrency innovation, driven by initiatives like the proposed Ohio Bitcoin Reserve Act (HB 703). This legislation, aimed at leveraging Bitcoin as a hedge against currency devaluation, underscores the state’s commitment to financial and technological advancements. The Company’s investment in the Columbiana County facility aligns with these efforts, cementing Ohio’s reputation as a leader in clean energy integration and digital asset development.

Economic and Social Benefits

The facility’s operations are expected to generate meaningful economic benefits for Ohio, including:

● Job Creation: The project will create new opportunities in advanced technology and sustainable agriculture, addressing workforce development needs in the region.

● Enhanced Food Security: By implementing agricultural practices that produce nutrient-rich crops, the Company will contribute to addressing food insecurity challenges in Ohio, where over 14% of households face such issues.

(6) BCI Labs, Gainesville Florida, February 2022; and various institutional studies.

Recent Developments

Management Restructuring

On March 4, 2025, Richard Wong and the Company mutually agreed to conclude his employment with the Company. Chris Polimeni was appointed by the board to succeed Richard Wong as Chief Financial Officer of the Company. Richard Wong will serve in an advisory role to ensure a smooth transition while continuing to support the company’s commitment to delivering value to shareholders and customers.

Effective as of November 5, 2025, Peter Wylie was appointed as the Company’s Chief Operating Officer. Peter Wylie Jr, is founder and principal of P. Wylie Advisory, a financial and operational consulting firm for startups and growth companies. He is a seasoned entrepreneur and investor with multiple exits in the financial and consumer technology spaces. He has significant operational financial experience, serving as CFO of Napster Holdings Inc, through its acquisition in 2025 by Infinite Reality (now Napster Inc), and CFO/COO of consumer lender CommonBond. Pete co-founded and sold a consumer financial technology company, Gradible, to CommonBond in 2016. He holds B.A. degrees in Journalism and English from the University of North Carolina, where he was a Morehead-Cain Scholar.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Results of Operations

The following discussion should be read in conjunction with the condensed unaudited financial statements for the interim periods ended September 30, 2025 and 2024 included in this report.

Revenues

The Company’s primary source of revenue is from its bitcoin mining operations.

We commenced mining bitcoin late in the fourth quarter of 2024 with the acquisition of the Redwater facility. As a result, there was no revenue generated from mining operations during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, the revenue from bitcoin mining was $525,914 and $1,250,592, respectively. The operations resulted in the Company mining 4.7 BTC and 12.2 BTC for the three and nine months ended September 30, 2025, respectively.

During the three months and nine months ended September 30, 2025 and 2024, the Company also sold its hydroxyl generating devices directly to customers and indirectly to customers through sales brokers. During the three months ended September 30, 2025 and 2024, the Company sold and delivered nil and 8 hydroxyl generating devices, resulting in gross sales of nil and $41,315, respectively. During the nine months ended September 30, 2025 and 2024, the Company sold and delivered 12 and 8 hydroxyl generating devices, respectively, resulting in gross sales of $71,162 and $41,315, respectively. These revenues are included in gain(loss) from operations of discontinued component

Operating Expenses

Three Months Ended September 30, 2025

	Three Months Ended September 30,
OPERATING EXPENSES	2025	2024	Change	%
Cost of revenue, excluding depreciation	265,908	-	265,908	100.0%
Consulting	2,605	141,694	(139,089)	-98.2%
Depreciation and amortization	311,069	163,544	147,525	90.2%
Intangible asset impairment	-	4,137,271	(4,137,271)	-100.0%
Investor and public relations	290,622	61,814	228,808	370.2%
Lease expense	9,476	782	8,694	1111.8%
Office and administrative	186,167	277,438	(91,271)	-32.9%
Professional fees	198,142	91,852	106,290	115.7%
Repairs and maintenance	207,002	-	207,002	100.0%
Research and development	(48,141)	1,135	(49,276)	-4341.5%
Sales and marketing	45,087	20,281	24,806	122.3%
Severance expense	-	-	-	0.0%
Share-based compensation	1,138,108	63,552	1,074,556	1690.8%
Shareholder and regulatory	31,694	13,431	18,263	136.0%
Travel and entertainment	821	23,757	(22,936)	-96.5%
Wages and salaries	547,512	486,521	60,991	12.5%
Write-off of inventory	-	-	-	0.0%
Bitcoin unrealized (gain) loss market valuation	(259)	-	(259)	100.0%
Bitcoin realized (gain) loss market valuation	(48,371)	-	(48,371)	100.0%
Total operating expenses	3,137,442	5,483,072	(2,345,630)	-42.8%

Operating expenses primarily consist of wages and salaries, professional fees, consulting fees, office and administration, investor and public relations, research and development, and share-based compensation.

Operating expenses decreased during the three months ended September 30, 2025 by $2.3 million, or 43%, as compared to September 30, 2024 primarily due to the following:

●	Consulting expenses decreased by $139,089, or 98%, due to the limited services obtained from most outside consultants.
●	Intangible asset impairment incurred in the three-month period ended September 30, 2024 of $4,137,271 did not reoccur in the three months ended September 30, 2025.
●	Office and administrative costs decreased by $91,271, or 33%, due to a reduction in office related expenses resulting from a reduction in staff and the move to a virtual office.
●	Research and development decreased by $49,276, or 4,342%, due to settlement and write off of RCS related expenses and the true-up of these expenses in the third quarter.
●	Travel and entertainment decreased by $22,936, or 97%, due to decreased international travel for foreign business development.
●	The Company recorded both realized and unrealized gains related to its Bitcoin mining operations in 2025, resulting in a reduction of operating expenses of $48,630.

These decreases were partially offset by increases of:

●	Cost of revenue, excluding depreciation increased by $265,908 due to the cost of mining Bitcoin, which commenced during the fourth quarter of 2024.
●	Professional fees increased by $106,290, or 115.7%, due to increased legal and auditing services during the third quarter of 2025.
●	Repairs and Maintenance increased by $207,002 due to the increase in the repairs required for the Bitcoin facilities, which did not exist in the prior year period.
●	Lease expense increased by $8,694, or 1,112%, due to our new West Palm Beach, FL location.
●	Shareholder and regulatory costs increased by $18,263, or 136%, due to an increased number of shareholder meetings required to vote on additional items during the year.
●	Investor and public relations increased by $228,808, or 370%, due to an increase in IR campaigns to promote the Company.
●	Wages and salaries increased by $60,991, or 13%, due to increased staffing for Bitcoin mining and corporate.
●	Share-based compensation increased by $1,074,556, or 1,691%, due to share-based compensation paid to the Board of Directors and Officers of the Company.
●	Depreciation and amortization increased by $147,525, or 90%, due to the depreciation of fixed assets acquired related to the bitcoin mining operations.
●	Sales and marketing increased by $24,806, or 122%, due to additional website and public relations services costs incurred during the year.

Operating Expenses

Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
OPERATING EXPENSES	2025	2024	Change	%
Cost of revenue, excluding depreciation	728,762	-	728,762	100.0%
Consulting	190,075	327,794	(137,719)	-42.0%
Depreciation and amortization	874,238	493,468	380,770	77.2%
Intangible asset impairment	-	4,137,271	(4,137,271)	-100.0%
Investor and public relations	400,693	104,460	296,233	283.6%
Lease expense	22,491	59,358	(36,867)	-62.1%
Office and administrative	545,608	853,881	(308,273)	-36.1%
Professional fees	770,998	417,335	353,663	84.7%
Repairs and maintenance	407,393	-	407,393	100.0%
Research and development	18,775	5,087	13,688	269.1%
Sales and marketing	113,780	79,022	34,758	44.0%
Severance expense	124,983	-	124,983	100.0%
Share-based compensation	1,346,606	127,674	1,218,932	954.7%
Shareholder and regulatory	151,353	98,880	52,473	53.1%
Travel and entertainment	9,114	31,915	(22,801)	-71.4%
Wages and salaries	1,632,850	1,205,741	427,109	35.4%
Write-off of inventory	-	38,470	(38,470)	-100.0%
Bitcoin unrealized (gain) loss market valuation	(80,577)	-	(80,577)	100.0%
Bitcoin realized (gain) loss market valuation	(48,371)	-	(48,371)	100.0%
Total operating expenses	7,208,771	7,980,356	(771,585)	-9.7%

Operating expenses decreased during the nine months ended September 30, 2025 decreased by $0.8 million, or 8%, as compared to September 30, 2024 primarily due to the following:

●	Consulting expenses decreased by $137,719, or 42%, due to the limited services obtained from outside consultants.
●	Intangible asset impairment incurred in the nine-month period ended September 30, 2024 of $4,137,271 did not reoccur in the nine months ended September 30, 2025.
●	Office and administrative costs decreased by $308,273, or 36%, due to a reduction in office related expenses resulting from a reduction in staff and the move to a virtual office.
●	Lease expense decreased by $36,867, or 62%, due to the shift to a virtual office.
●	Research and development decreased by $13,688, or 269%, due to settlement and write off of RCS related expenses and the true-up of these expenses in the third quarter.
●	Travel and entertainment decreased by $22,801, or 71%, due to decreased international travel for foreign business development.
●	The Company recorded both realized and unrealized gains related to its Bitcoin mining operations in 2025, resulting in a reduction of operating expenses of $128,948.

These decreases were partially offset by increases of:

●	Cost of revenue, excluding depreciation increased by $728,762 due to the cost of mining Bitcoin, which started in the fourth quarter of 2024.
●	Depreciation and amortization increased by $380,770, or 77%, due to the depreciation of fixed assets acquired related to the bitcoin mining operations.
●	Investor and public relations increased by $296,233, or 284%, due to an increase in IR campaigns to promote the Company.
●	Professional fees increased by $353,663, or 84.7%, due to increased legal and auditing services during the third quarter of 2025.
●	Repairs and Maintenance increased by $407,393 due to the increase in the repairs required for the Bitcoin facilities, which did not exist in the prior year period.
●	Sales and marketing increased by $34,758 or 44%, due to additional website and public relations services costs incurred during the year.
●	Increase in severance expense by $124,983 due to a severance agreement for Richard Wong (former CFO) entered into during Q1 2025.
●	Share-based compensation increased by $1,218,932, or 955%, due to share-based compensation to Board of Directors, CEO and CFO of the Company.
●	Shareholder and regulatory costs increased by $52,473, or 53%, due to increased number of shareholder meetings required to vote on additional items during the year.
●	Wages and salaries increased by $427,109, or 35%, due to increased staffing for Bitcoin mining and corporate.

Other Expenses / (Income)

Three months ended September 30, 2025

	Three Months Ended September 30,
	2025	2024	Change	%
OTHER EXPENSES
Accretion of interest on debentures	383,290	469,684	(86,394)	-18.4%
Change in fair value of derivative liabilities	-	(505,628)	505,628	-100.0%
Foreign exchange (gain) loss	(4,078)	67,699	(71,777)	-106.0%
Loss (gain) on conversion of convertible debt	-	235,376	(235,376)	-100.0%
Loss (Gain) on debt extinguishment	5,389,071	(75,119)	5,464,190	-7274.0%
Loss (Gain) on extinguishment of warrant liability	-	(14,769)	14,769	-100.0%
Other income	-	(28,956)	28,956	-100%
Other loss	15.657	-	15,657	100%
Total other expenses	5,783,940	148,287	5,635,653	3800.5%

Other expense for the three months ended September 30, 2025 increased by $5.6 million, or 3,800%, as compared to September 30, 2024 due to the following:

●	Change in fair value of derivative liabilities resulted in other income of $505,628 during the three months ended September 30, 2024. Due to derivatives being reclassed to APIC in Q2 2025, there was no expense or income recorded in the current year period. There will be no further change in fair value.
●	Loss (gain) on debt extinguishment increased by $5,464,190, from a gain of $75,119 in the three months ended September 30, 2024 to a loss of $5,389,070 in the current year period for convertible debentures converted during the current year period.
●	Loss (gain) on extinguishment of warrant liability increased by $14,769 due to a gain reported in the three months ended September 30, 2024 with no gain or loss recognized in the current year period.
●	Other income decreased by $28,956, or 100%, due to less interest income received during the year .

The increases in other expense were partially offset by:

●	Accretion of interest on debentures decreased by $86,394, or 18%, due to reduced debt levels compared to the comparable prior year period, resulting from conversions of debt to equity.
●	Foreign exchange (gain) loss improved by $71,777 from a loss of $63,834 during the three months ended September 30, 2024 to a gain of $4,077 in the current year period.
●	Loss (gain) on conversion of convertible debt improved by $235,376, or 100%, due to unscheduled conversion loss being classified as extinguishments after conversion feature reclassed to equity.
●	Write-off of inventory of $38,470 was reported during the nine months ended September 30, 2024, but did not reoccur in the current year period.

Other Expenses / (Income)

Nine months ended September 30, 2025

	Nine Months Ended September 30,
	2025	2024	Change	%
OTHER EXPENSES
Accretion of interest on debentures	2,320,917	2,672,765	(351,848)	-13.2%
Change in fair value of derivative liabilities	(2,976,911)	(1,198,554)	(1,778,357)	148.4%
Foreign exchange (gain) loss	73,548	(26,819)	100,367	-374.2%
Loss (gain) on conversion of convertible debt	(86,563)	1,627,858	(1,714,421)	-105.3%
Loss (Gain) on debt extinguishment	10,119,711	2,223,250	7,896,461	355.2%
Loss (Gain) on extinguishment of warrant liability	-	(14,769)	14,769	-100.0%
Other income	(51,997)	(102,762)	50,765	-49.4%
Other loss	-	4,252	(4,252)	0.0%
Total other expenses	9,398,705	5,185,221	4,213,484	81.3%

Other expense for the nine months ended September 30, 2025 increased by $4.2 million, or 81%,when compared to the nine months ended September 30, 2024 due to the following:

●	Foreign exchange (gain) loss worsened by $100,367 from a gain of $26,819 during the nine months ended September 30, 2024 to a loss of $73,548 in the current year period
●	Loss (gain) on debt extinguishment increased by $7,896,461, or 355%, due to more extinguished debt revalued at losses during the current year period.
●	Loss (gain) on extinguishment of warrant liability increased by $14,769 due to a gain reported in the nine months ended September 30, 2024 with no gain or loss recognized in the current year period.
●	Other income decreased by $50,765, or 49%, due to less interest income earned during the current period.

The increases in other expense were partially offset by:

●	Accretion of interest on debentures decreased by $351,848, 13%, due to a lower accretion interest rates applied to Q2 2025 outstanding debentures. The higher accretion interest rates for Q3 2024 were due to higher amounts of initial convertible debenture balance being bifurcated to derivative liabilities, creating a lower opening convertible debenture balance and higher accretion interest rate.
●	Change in fair value of derivative liabilities improved by $1,778,357, or 148%, due to (1) the draw down as well as the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as of September 30, 2025 and 3) derivatives reclassed to APIC in Q2 2025.
●	(Gain) loss on conversion of convertible debt improved by $1,714,421, or 105%, due to unscheduled conversion loss being classified as extinguishments after conversion feature reclassed to equity.
●	Other loss of $4,252 was reported during the nine months ended September 30, 2024, but did not reoccur in the current year period.

Liquidity and Capital Resources

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. The Company’s ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. We have recorded a net loss of $16,557,023 for the nine months ended September 30, 2025. We have recorded an accumulated deficit of $77,339,142 as of September 30, 2025 and $60,782,119 as of December 31, 2024. Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $5,434,276 and $3,429,189, respectively.

The Company held $894,701 in cash as of September 30, 2025 as compared to $489,868 as of December 31, 2024.

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

As discussed above, the Offering, which closed on October 31, 2025, will provide the Company with up to $10.0 million of working capital. The working capital provided by the Offering, coupled with the projected cash flow from operations is expected to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

Cash Flows

The net cash used by operating activities for the nine months ended September 30, 2025 was $5,434,274 compared to $3,429,189 for the nine months ended September 30, 2024. The increase in net cash used by operating activities of $2,005,085 was primarily due to the following:

●	Increase in net loss of $3,149,859 due to operating expenses and other income (expense) noted above.
●	The net loss for the nine months ended September 30, 2025 did not include a non-cash charge for the impairment of intangible assets, while the comparable prior year period net loss included a $4,137,271 impairment charge.
●	Decrease in amortization of deferred debt costs of $323,705, resulting in a decreased adjustment for non-cash expenses.
●	Non-cash change in fair value of derivative liabilities improved by $1,778,357 due to (1) the draw down as well as the extinguishment of conversion feature derivatives because of significant conversions of several tranches of debentures, and (2) the Company’s stock price stabilizing during the period between, resulting in the smaller revaluation adjustment as of September 30, 2025
●	Improvement in (gain) loss on conversion of convertible debt cash adjustment by $1,714,421 due to a significant amount of unscheduled conversions that resulted in shares issued at a higher premium above the exercise price compared to shares issued during the nine months ended September 30, 2024.

These increases in net cash used by operating activities were partially offset by:

●	Increase in depreciation and amortization of $405,617.
●	Increase in prepaid expenses and other current assets used in operating activities of $27,848
●	Increase in cash flow adjustments of $1,468,044 for share-based compensation due to share compensation issued to the Board of Directors, the CEO and CFO of the Company.
●	Increase in accounts payable and accrued liabilities of $1,745 due to delays in paying bills, AP turnover slowed.
●	In June 2025, the Company mutually agreed to return the RCS assets to the seller and, as a result, wrote off the RCS assets, which is reflected on the Statement of Cashflow in the operating activities as Loss on disposal of business $880,482.
●	Increase in loss on debt extinguishment cash adjustment by $7,896,460 because of unscheduled conversions of debentures into the Company’s common shares which triggered extinguishments of debt due to the change of the fair value of the debt after the conversions.

Net cash used in investing activities was $5,516,822. During nine months ended September 30, 2025, the Company paid $4,765,000 for the Bald Eagle Bitcoin Mining Acquisition, invested $1,080,348 in additional equipment related to its Bitcoin mining activities and received $328,526 for the sale of Bitcoin.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $11,465,126. This primarily represents net proceeds from debentures of $9,795,000, proceeds from the exercise of warrants of $403,061 and proceeds received from the loan payable of $275,000, which were partially offset by repayments on convertible debentures of $110,000, and financing costs of debentures of $157,000. Net cash provided by financing activities for the nine months ended September 30, 2024, represented net proceeds from debentures of $2,250,000. This was partially offset by repayments on convertible debentures of $802,282 and financing costs of debentures of $84,463.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the footnotes to our unaudited financial statements for the nine months ended September 30, 2025 and 2024, included with this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 16 to the unaudited condensed consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had the following sales of unregistered securities during the nine months ended September 30, 2025:

On January 16, 2025, investors purchased $7,700,000 in convertible debentures. The convertible debt and warrants were issued with an exercise price of $23.58 and $25.938, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58.

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

On July 21, 2025, Investors purchased an additional tranche of debt of $833,334 with a 10% original issue discount for gross proceeds of $750,000 (the “July 2025 Debentures”) due July 21, 2026. The Debentures were convertible into common shares at $6.741 per share The Debentures have round down provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, and March 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, and March 2025 Tranche Warrants to $6.741.

On September 25, 2025, Investors purchased an additional tranche of debt of $550,000 with a 10% original issue discount for gross proceeds of $495,000 (the “September 2025 Debentures”) due September 25, 2026. The Debentures were convertible into common shares at $2.41 per share The Debentures have round down provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, and May 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, and May 2025 Tranche Warrants to $2.41.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Signed Consultancy Agreement - Chris Polimeni
10.2	Signed Consultancy Agreement - Jolie Kahn
10.3	Signed Consultancy Agreement - Peter Wylie
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith
**	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAX ONE TECHNOLOGY LTD.

Date: November 14, 2025	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

