Form 10-K
period 2025-12-31
AVAX ONE TECHNOLOGY LTD.
filed 2026-03-31
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission File Number: 001-40578

AVAX ONE TECHNOLOGY LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 – 525 West 8th Avenue Vancouver, BC, Canada	V5Z 1C6
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares held by non-affiliates of the registrant, as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,753,005 based on the per share closing price as of June 30, 2025 quoted on the Nasdaq Capital Market for the registrant’s common shares, which was $7.02.

As of March 24, 2026, the registrant had 89,798,842 common shares, no par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our current expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our future financial performance, the potential risks pertaining to our future financial and operation results, the continuation of historical trends, the sufficiency of our cash balances for future liquidity and capital resource needs, the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows, anticipated problems and our plans for future operations, the economy in general and all other statements that are not based on historical fact.

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbour provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “strive,” “target,” “will” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the factors discussed under “Risk Factors” in Part I, Item 1A herein.

The factors identified in Part I, Item 1A herein should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ before making an investment decision to purchase our common stock.

Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate but that is not produced for purposes of securities filings or economic analysis. We have not independently verified any market, industry or similar data presented in this Annual Report on Form 10-K and cannot assure you of its accuracy or completeness. Forecasts and other forward-looking statements obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this annual report. In this Form 10-K, AVAX One Technology Ltd. (“AVAX One” or the “Company”) has identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I

Item 1. Business

Overview

The Company was incorporated under the name AgriForce Growing Systems, Ltd. as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, BC, Canada, V5Z 1C6. Effective as of November 13, 2025, in conjunction with the Company’s focus on digital assets, primarily through a digital asset strategy involving the accumulation and appreciation of the Avalanche token, the Company changed its name to AVAX One Technology Ltd. (the “Company”, and all references herein to AVAX One, AVX and AgriFORCE refer to the Company).

Our Business

AgriFORCE™ began as an “ag-tech” company with a primary focus on developing and utilizing our intellectual property assets for improvements dedicated to the agricultural industry. The Company ceased all of its legacy ag-tech operations in early 2025 except that it maintained its Manna business involving the deployment of certain patented technologies, which business the Company is currently in the process of liquidating. See Part II, Item 8. Financial Statements and Supplementary Data, specifically Note 5, “Acquisitions and Dispositions”.

The Company entered into the sustainable Bitcoin Mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now operates several Bitcoin Mining facilities in Alberta, Canada and Ohio. In the third quarter of 2025, the Company announced that its main business focus would be to establish and maintain a digital asset strategy focused around the Avalanche coin. It closed a private placement on November 5, 2025 and formally launched its digital asset strategy.

The Transition

On September 22, 2025, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company, subject to the restrictions and upon satisfaction of the conditions in the Subscription Agreements, agreed to sell in one or more private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Offering”), to the Investors Company common shares, no par value per share (in generality, the “Common Shares”, and the aggregate number thereof referenced in this sentence, the “Shares”), and prefunded warrants to purchase common shares, in an estimated aggregate amount of $292.4 million, based on an indicative value of $33.82 per AVAX token. The final purchase price upon closing was $219.1 million, based on a per share purchase price of $2.36.

The Subscription Agreements contained representations and warranties of the Company and the Investors which are typical for transactions of this type. In the Subscription Agreements, the Company granted to the Investors, and the Investors granted to the Company, customary indemnification rights. The Subscription Agreements also contained conditions precedent to closing, including but not limited to, shareholder approval pursuant to Nasdaq Listing Rules 5635(b)-(d). The Company received shareholder approval for the transaction in October 2025.

The Offering closed on November 5, 2025, after the satisfaction of customary closing conditions, including approval of the Offering by the Company’s shareholders.

Of the aggregate $219.1 million purchase price for the Shares and warrants, an aggregate of (i) $145.4 million was paid in cash, the cryptocurrency stablecoin commonly referred to as USDC (“USDC”) based on a purchase price of $1.00 per USDC, and the cryptocurrency stablecoin commonly referred to as USDT (“USDT” and together with USDC, “Stablecoins”) based on a purchase price of $1.00 per USDT, and (ii) $73.7 million was to be paid in the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens. For purposes of the Subscription Agreements, the number of AVAX tokens was determined using the volume-weighted average price of an AVAX token (rounded to two decimal places) during the 14 consecutive calendar days ending on the Funding Payment Deadline (as defined in the Subscription Agreements) based on midnight UTC, calculated by using the hourly volume and the Messari Price as reported on messari.io. Of the $73.7 million to be paid in AVAX tokens, the Company received $49.4 million on or shortly after closing, and classified the remainder as a subscription receivable which is reflected in the statement of changes in shareholders’ equity.

The Company is using approximately $10 million of the cash net proceeds from the Offering for general corporate purposes initiated after the closing and for pre-existing working capital commitments or obligations, and the remaining cash net proceeds for the acquisition of AVAX tokens. The AVAX tokens acquired, together with the remaining net proceeds, are being used for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. In connection with the announcement of the Offering, the Company announced the launch of its digital asset treasury reserve strategy, effective upon the closing of the Offering, pursuant to which the Company planned to use AVAX tokens as its primary treasury reserve asset.

The Company also continues its Bitcoin Mining business. The Company’s current management team, consisting of Jolie Kahn, as Chief Executive Officer, and Chris Polimeni, as Chief Financial Officer, have continued in their respective roles with the Company after the closing of the Offering. However, with the exception of Amy Griffith who continues as a director of the Company since closing, all other prior directors of the Company resigned in connection with the Offering and were replaced at that time. Please refer to Part III, Item 10. Directors, Executive Officers and Corporate Governance included herein for more information regarding the Company’s post-closing board of directors.

Registration Rights

In the Subscription Agreements, the Company agreed to, among other things, use reasonable best efforts to submit or file with the Securities and Exchange Commission (the “SEC”), within 30 calendar days after the closing of the Offering, a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available) (the “Registration Statement”), registering the resale of the Registrable Securities (as defined below), and the Company agreed to use its commercially reasonable efforts to have the Registration Statement declared effective as soon as practicable after filing and upon the earlier of (i) 25th business day (or 60th) business day if the SEC notifies the Company that it will “review” the Registration Statement) following the filing date and (ii) the 5th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed” or will not be subject to further review. The Company agreed to use commercially reasonable efforts to maintain the effectiveness of the Registration Statement until the earlier of (a) the Investors cease to hold any Registrable Securities, (b) the date all Registrable Securities held by the Investors may be sold without restriction under Rule 144 of the Securities Act, including without any volume and manner of sale restrictions which may be applicable to affiliates under Rule 144 and without the requirement for the Company to be in compliance with the current public information required under Rule 144, and (c) three years from the effective date of the Registration Statement. “Registrable Securities” means the Shares and any Common Shares issued or issuable with respect to the Shares as a result of any share split or subdivision, share dividend, recapitalization, exchange or similar event.

Asset Management Agreement

On September 18, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Hivemind Capital Partners, LLC (the “Asset Manager” or “Hivemind”). The Asset Manager provides discretionary asset management services with respect to, among other assets (including, without limitation, certain subsequently raised, received or allocated funds or assets), the Company’s proceeds from the Offering in connection with any of the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement. The custodians under the Asset Management Agreement consist of cryptocurrency wallet providers agreed to by the Company and the Asset Manager. The Asset Management Agreement became effective upon closing of the Offering.

The Company pays the Asset Manager an annual management fee (the “Management Fee”) equal to 1.25% of the Account Size (as defined in the Asset Management Agreement). The Management Fee will be calculated and payable quarterly in advance, as of the first business day of each calendar quarter. In addition to the Management Fee, the Company will reimburse the Asset Manager for all documented out-of-pocket expenses incurred by the Asset Manager in connection with the performance of the Asset Manager’s duties under the Asset Management Agreement.

The Asset Management Agreement will, unless early terminated, continue in effect until the tenth anniversary of the Effective Date (as defined in the Asset Management Agreement) and, unless a party to the agreement elects to not continue the effectiveness of the Asset Management Agreement, will continue for successive five-year renewal periods upon the mutual agreement of the Asset Manager and the Company. The Asset Management Agreement may be terminated at any time for cause (i) by the Company upon at least 30 days’ prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least 60 days’ prior written notice to the Company. The Asset Manager may immediately terminate the Asset Management Agreement upon written notice to the Company if the Asset Manager reasonably determines that the continuation of its services or the Asset Management Agreement would result in a violation of any applicable law, regulation, or regulatory guidance.

The foregoing summaries of the Subscription Purchase Agreements (for both cash/Stablecoin and AVAX token subscriptions), and the Asset Management Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of those agreements, which are attached as Exhibits 10.1, 10.2, and 10.3, respectively, to the Current Report on Form 8-K filed on November 5, 2025, and are hereby incorporated by reference into this disclosure. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Corporate Structure

The Company currently has the following wholly-owned subsidiaries, which perform the following functions: AVAX One Operations, Inc. and AgriFORCE Investments, Inc. hold the Company’s U.S. investments in digital asset treasury and Bitcoin Mining, respectively and AF Redwater, Inc. holds the Company’s Canadian investments in Bitcoin Mining. AGI IP Co. holds the Company’s intellectual property in the U.S., un(Think) Food Company was formed to manufacture food products in the U.S. and un(Think) Food Company Canada Ltd. previously manufactured food products in Canada. Radical Technologies, Ltd, West Pender Holdings, Inc., and West Pender Consulting Company are inactive former management and holding companies:

Name of Subsidiary	Jurisdiction of Incorporation	Date of Incorporation
AVAX One Operations, Inc.	Delaware	October 8, 2025
AF Redwater, Inc.	Alberta	November 26, 2024
AgriFORCE Investments Inc.	Delaware	April 9, 2019
AGI IP Co.	Nevada	March 5, 2020
un(Think) Food Company	Nevada	June 20, 2022
un(Think) Food Company Canada Ltd.	British Columbia	December 4, 2019
Radical Technologies, Ltd.	New York	November 25, 2024
West Pender Holdings, Inc.	Delaware	September 1, 2018
West Pender Consulting Company	Nevada	July 9, 2019

Summary Three-Year History

From the date of Incorporation (December 22, 2017) to the date of this filing, the Company has largely been engaged in completion of its initial corporate organization, assembling its management team, completing the design and engineering of its intellectual property and filing the appropriate intellectual property protection and taking the initial steps to implement its business plan through the commencement of initial operations. Significant milestones during the three-year period ended December 31, 2025, are as follows:

●	On January 3, 2023, the Manna patent, which encompasses a process to naturally convert grain, pulses and root vegetables, resulting in low-starch, low-sugar, high-protein, fiber-rich baking flour as well as producing a natural sweetener juice, was approved by the U.S. Patents Office and the title was transferred to the Company.

●	On October 18, 2023, the Company delivered its first shipment of hydroxyl generating devices.

●	On February 16, 2024, the Company was granted a U.S. patent titled “Structures for Growing Plants” (to Generate Micro-Environment Conditions). This continuation patent covers the FORCEGH+ facility design, including the ability to integrate with different automated systems, and expands on the patent granted to the Company on February 23, 2023.

●	On April 4, 2024, the Company was granted a standard patent for its high fiber, high protein, low carbohydrate flour, titled, “High fiber, high protein, low carbohydrate flour, sweetened liquid, sweeteners, cereals, and methods for production thereof,” by IP Australia.

●	On May 9, 2024, the Company completed delivery of its first batch of eight second-generation AgriForce RCS-Hydroxyl devices to be introduced to the Mexican market.

●	On June 10, 2024, the Company was granted a US patent titled “Automated Growing Systems.” The patent covers moving multiple production lines of either vegetation or flowing plants to different areas of a growing facility using conveyor belts and other mechanisms.

●	On August 20, 2024, the Company was granted a requested patent titled “Automated Growing Systems” by the Chinese National Intellectual Property Administration. The patent follows the grant of the corresponding U.S. patent, announced in June 2024.

●	On August 28, 2024, the Company completed the acquisition of the assets of Radical and entered into a two-year consulting agreement with Radical’s Chief Executive Officer, who will be heading the development and manufacturing of the Radical product line and serving as President of Radical.

●	On November 13, 2024, the Company signed a letter of intent to purchase the Sturgeon County, Alberta Bitcoin Mining facility. The acquisition highlights an ongoing strategic shift towards advancement of its sustainable technology initiatives. Bitcoin Mining is expected to generate immediate cash flow for the Company, while utilizing the Company’s proprietary technology to set up CEA facilities to capture carbon exhaust to decarbonize and use for sustainable agriculture.

●	On December 3, 2024, the Company completed its acquisition of the Sturgeon County, Alberta Bitcoin Mining facility.

●	On December 5, 2024, the Company launched sustainable agriculture operations at the Sturgeon County, Alberta Bitcoin Mining facility. Operations will harness excess heat and carbon emissions from Bitcoin Mining to provide a novel approach to agricultural productivity while reducing the environmental impact of Bitcoin Mining.

●	On December 10, 2024, the Company signed a letter of intent to acquire a Bitcoin Mining facility in Madison Township, Ohio. The acquisition was completed on January 17, 2025.

●	On November 5, 2025, the Company closed the Offering of common shares referred to above and established its digital asset treasury reserve strategy utilizing AVAX tokens as its primary treasury reserve asset.

●	On December 18, 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1,550,000.

●	As of December 31, 2025, the Company has purchased 9,377,474 AVAX tokens at an average price of $11.73 per token.

Financing Update

On January 16, 2025, investors purchased an additional tranche of $7,700,000 in convertible debentures with a 10% original issue discount for gross proceeds of $7,000,000 and received 212,256 warrants (the “January 2025 Tranche”) January 16, 2026. The warrants are exercisable at any time and from time to time and expire July 16, 2028. The convertible debentures and warrants were issued with exercise prices of $23.58 and $25.938 respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58 and $25.938, respectively. The Company incurred approximately $290,000 in transaction related costs.

On March 21, 2025, investors purchased an additional tranche of $1,320,000 in convertible debentures with a 10% original issue discount for gross proceeds of $1,188,000 and received 47,906 warrants due March 21, 2026. The warrants are exercisable at any time and from time to time and expire September 21, 2028. The convertible debentures and warrants were issued with exercises price of $17.91. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh and January 2025 Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, Seventh and January 2025 Tranche Warrants to $17.91.

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

On May 21, 2025, investors purchased an additional tranche of $110,000 in convertible debentures with a 10% original issue discount for gross proceeds of $100,000 and received 4,889 warrants (the “May 2025 Tranche”) due May 21, 2026. The warrants are exercisable at any time and from time to time and expire November 21, 2028. The convertible debentures and warrants were issued with an exercise price of $17.91.

On July 21, 2025, investors purchased an additional tranche of $833,334 in convertible debentures with a 10% original issue discount for gross proceeds of $750,000 and received 80,354 warrants (the “July 2025 Tranche”) due July 21, 2026. The warrants are exercisable at any time and from time to time and expire January 21, 2029. The convertible debentures and warrants were issued with an exercise price of $6.741. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025 and May 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025 and May 2025 Tranche Warrants to $6.741.

On July 28, 2025, the Company effected a one-for-nine reverse stock split of the Company’s issued and outstanding common shares (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every nine shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2025 Reverse Split were sold at the then-prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted shareholders. The 2025 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, pre-funded warrants, options and warrants outstanding at the time of the date of the 2025 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2025 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to July 28, 2025 have been adjusted to reflect the 2025 Reverse Split on a retroactive basis.

On September 25, 2025, investors purchased an additional tranche of $550,000 in convertible debentures with a 10% original issue discount for gross proceeds of $495,000 and received 148,340 warrants (the “September 2025 Tranche”) due September 25, 2026. The warrants are exercisable at any time and from time to time and expire September 25, 2029. The convertible debentures and warrants were issued with exercise prices of $2.41 and 2.65, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, May 2025 and July 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, May 2025 and July 2025 Tranche Warrants to $2.41.

On October 24, 2025, investors purchased an additional tranche of $7,700,000 in convertible debentures with a 10% original issue discount for gross proceeds of $6,930,000 and received 2,076,763 warrants (the “October 2025 Tranche”) due October 24, 2026. The warrants are exercisable at any time and from time to time and expire April 24, 2029. The convertible debentures and warrants were issued with an exercise price of $2.41 per share.

On November 5, 2025, investors purchased 86,690,657 common shares and pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 6,123,837 common shares for gross proceeds of approximately $219,100,000. The common shares were sold at an offering price of $2.36 per common share, and the Pre-Funded Warrants were sold at an offering price of $2.3599 per Pre-Funded Warrant, which represents the per share offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company intends to use up to $10 million of the cash net proceeds for general corporate purposes initiated after closing and for pre-existing working capital commitments or obligations, and the remaining cash net proceeds for the acquisition of AVAX tokens. The Company incurred approximately $6,140,000 in transaction related costs.

On December 5, 2025, the Company filed a Registration Statement with the SEC to, among other things, register up to $2,000,000 of common shares, preferred shares, warrants and units purchased by the Investors pursuant to the Offering, which was declared effective January 26, 2026.

From August 7, 2025 through October 31, 2025, the Company issued 494,390 common shares for $1,559,186 in gross proceeds, less issuance costs of $111,449 in at the market offerings.

All financings per the above were issued in private placement transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Employees

As of March 24, 2026, the Company has seven employees. The Company also relies on consultants and contractors to conduct its operations. The Company anticipates that it will be hiring additional employees to support its planned activities in 2026.

Overview of our Digital Asset Strategy

Avalanche Digital Asset Treasury Operation

As of the fourth quarter of 2025, the Company operates a digital asset treasury, focused on the Avalanche blockchain. On November 5, 2025, the Company closed a PIPE transaction in which it raised capital from investors to acquire the native cryptographic token of the Avalanche blockchain, AVAX, and also received “in-kind” payment of AVAX tokens for common shares. As of December 31, 2025, the Company owned 12,409,212 AVAX tokens. In addition, the Company has also entered into transfer and security agreements with investors under which it had the rights to receiving staking rewards for an additional 1,461,616 tokens, and will receive such tokens when restrictions on their transfer expire.

Avalanche, a new blockchain platform built around research first conducted at Cornell, raised $42 million in less than five hours during the first public sale of its digital currency token, held July 15, 2020 [citation is Blockchain startup raises a quick $42 million in first sale by Melanie Lefkowitz August 4, 2020 in Cornell Chronicle].

Ava Labs is the company behind the project based on the Avalanche consensus protocol–a new mechanism for efficiently verifying and securing blockchain networks without significant energy expenditure, centralization or performance degradation.

Experts hail blockchain’s potential to transform finance and other industries, partly through smart contracts, which run on blockchains and execute actions automatically based on the contract terms. Blockchains are intended to be more transparent, secure and corruption-proof than traditional methods, but computer scientists have found vulnerabilities in existing platforms. According to its founders, Avalanche is the first smart contracts platform that performs transactions in less than one second, supports Ethereum, the second-largest cryptocurrency after Bitcoin and enables millions of producers of blocks, or nodes.

The AVAX token is the native token of the platform and used to secure the network, pay for fees and provide a basic unit of account across the Avalanche system.

What is the Blockchain?

Blockchains are decentralized systems that allow records to be stored on a network, visible to and verifiable by other users on the network, rather than owned by a central organization such as a bank or financial institution. Blockchain is a technology that acts as a “mega database” with permanency. The purpose is to provide a means by which a global network of computers have access to a central continually updating dataset through open source code. It enhances security by using cryptography for secure access and authentication. Since everything resides in one central location, there is no duplication or “double counting.” As a result of its open source, it provides universal access to utilize and develop new applications for business uses. Individual access and control promotes flexibility.

What Are Avalanche L1s and What do They do?

These are subnets which accomplish the following:

●	Custom rule sets to accommodate builder’s needs such as regulatory compliance requirements.

●	Independent of the primary network, relieving processing burden.

●	Interoperable with other any other chain in the network.

●	Specialized applications run their own blockchain, benefitting from Avalanche consensus and technology, with flexibility on level of permissions.

●	Do anything an application (smart contract) can do, directly on a blockchain.

●	Optimize for chosen industry such as ticketing, gaming, financial services, accounting, insurance, loyalty program.

What Is the Avalanche Network?

Avalanche is an open, programmable smart contracts network of blockchains which promotes scalability through Avalanche consensus for greater speed and decentralization. It communicates well with other blockchain networks with built-in communication between blockchains, allowing any Avalanche chain to communicate with and transfer assets to any other chain natively, without third-party interactions. It promotes ability to customize enabling anyone to build and launch a blockchain with whatever ruleset they need, including for regulatory compliance. With its lower cost and increased speed, it further promotes financial inclusion goals and benefits users and businesses building on Avalanche.

What Is the Avalanche Token and What Are Its Advantages?

The native token of the Avalanche network, AVAX, is used on the network for various purposes. It is the currency of exchange and can be used to pay transfer fees and as currency for staking rewards. It can be used to create tokens for new assets and for payouts under smart contracts. It can also be used to operate validator nodes and as such to launch and validate new Avalanche L1 chains as well.

The Company “stakes” its AVAX tokens to generate additional AVAX tokens that are recognized as revenue. “Staking” means providing AVAX tokens to the Avalanche network for a specific time to validate transactions on the network, in return for additional AVAX tokens based on the duration that the tokens are staked. Once the staking period has concluded, the Company regains full control over the AVAX tokens it staked.

The Company recognizes revenue over the staking period. The Company then stakes the tokens received as rewards in the next period, which generates increasing periodic staking rewards. In 2025, the Company generated 49,768 AVAX tokens from staking operations and recognized $607,605 in revenue accordingly.

As of December 31, 2025, the gross rewards rate for the Avalanche network ranged from a minimum of 5.46% (2-week duration) to a maximum of 6.5% (annual duration). Validators on the Avalanche network receive greater rewards for the longer they “stake” their tokens to the network. The Company also pays validators a delegation fee for the rewards it generates. As of February 2026, the Company’s weighted-average delegation fee was 89bps or 2.16% of total rewards generated, and accordingly its net rewards rate ranged from a minimum of 5.45% (2-week duration) to a maximum of 6.49% (annual duration).

Capital Allocation Regarding Digital Assets

The Company uses its free cash flow to purchase additional digital assets wherever possible, while maintaining a cash reserve. The Company occasionally uses its digital assets as collateral in borrowings to fund its operations.

Bitcoin Mining Operation

As of the fourth quarter of 2024, the Company has entered the Bitcoin Mining industry and owns three Bitcoin Mining facilities, one in Alberta, Canada, and two in Ohio. Bitcoin is a cryptocurrency with a fixed supply of 21 million Bitcoins. Bitcoins are “mined” by computer systems when they solve increasingly computationally intensive mathematics problems.

The Company’s facilities house 682 BITMAIN Antminer S21 Pro, 1,407 BITMAIN Antminer S19J Pro, 50 BITMAIN Antminer S21XP and 75 BITMAIN Antminer S19 Bitcoin mining ASIC machines, which are special purpose computers optimized for the computation of the problems that solve new “blocks” in the Bitcoin blockchain. The facilities have dedicated, low-cost power supplies and facility costs, enabling the company in 2025 to produce Bitcoins through its mining operations for a weighted average cost of approximately $50,300.

As of December 31, 2025, the price of one Bitcoin was $87,508.83. Since the Bitcoin network launched in January 2009, Bitcoin has appreciated significantly, due to the fixed supply of the asset and increasing adoption by retail and institutional investors who view the asset as both a store of value and a hedge against inflation.

Currently, all mined Bitcoin are held on the Company’s balance sheet, and we have no intention to sell except for occasions where the Company requires cash to maintain operations. There is limited risk in volatility at present in Bitcoin pricing due to our policy of holding Bitcoin for the long term. During the year ended December 31, 2025, we sold four (4) Bitcoin to generate cash for working capital needs.

We have an agreement with BitGo to hold our Bitcoin in cold storage with instantaneous liquidity available. They also act as our exchange.

Our miners have an average age of three years in all of our facilities. Statistics on our miners are as follows:

Efficiency: median: 99.86%; mean: 99.58%; range: 99.26 – 99.9%. Our average downtime for scheduled and non-scheduled is 24 hours in a month. This includes activities related to weather and optimization of the power units and miner boards.

Digital Asset Acquisition and Management

Acquisition of Digital Assets

The Company acquires AVAX through a number of channels, depending on pricing and market conditions. The Company makes private purchases of AVAX directly from holders of AVAX at negotiated prices, buys AVAX in the open market through exchanges such as Coinbase and BitGo at prevailing market prices, and receives AVAX from its staking operations based on the current staking rewards rate on the Avalanche network.

The Company acquires Bitcoin solely through its mining operations.

Hivemind Asset Management Agreement

On September 18, 2025, the Company entered into the Asset Management Agreement with the Asset Manager, a registered investment adviser with the SEC. Under the Asset Management Agreement, the Asset Manager shall provide discretionary asset management services with respect to, among other assets (including without limitation certain subsequently raised, received or allocated funds or assets), the Company’s proceeds from the November 5, 2025 PIPE transaction in connection with any of the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement.

The Company shall pay the Asset Manager an annual Management Fee equal to 1.25% of the Account Size (as defined in the Asset Management Agreement). The Management Fee is calculated and payable quarterly in advance, as of the first business day of each calendar quarter.

The Asset Manager has full discretion over the Company’s AVAX staking operations and any transfers, trades, or sales of the Company’s digital asset holdings. The Asset Manager evaluates and selects appropriate custody solutions and staking providers for the Company’s AVAX holdings. Custody and staking providers in the AVAX One program have undergone due diligence by the Asset Manager and AVAX One management, which confirmed the providers of the services performing the services at market rates.

The Asset Manager presents monthly reports on its efforts and performance to the board of directors of AVAX One.

Digital Asset Security and Internal Controls

The Company’s digital assets are held in custody primarily by Coinbase and BitGo. For these service providers, we require a current Type 2 SOC 2 or SOC 1 report and have evaluated the controls to be suitably designed and operating effectively. Therefore, we rely on the control described within the report for our digital asset security and internal controls. Reliance on these reports is documented through an annual review to confirm the scope includes relevant services; the report covers the required period, and there are no significant deficiencies.

The Asset Manager follows a standard set of operating procedures that have been reviewed by the Company and deemed appropriate for the management of digital assets. This framework involves a stringent approval process with multi-party authorization for significant transfers of digital assets. Only authorized executives of the Asset Manager and management can initiate or approve such operations.

Sustainable Bitcoin Mining

As of the fourth quarter of 2024, the Company entered into the sustainable Bitcoin Mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now owns and operates three Bitcoin Mining facilities, one in Alberta, Canada, and two in Ohio. The facility is powered by sustainable energy, advancing the Company’s mission to integrate innovative technologies that promote environmental stewardship while generating significant financial returns.

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

On November 28, 2024, the Company entered into an agreement with Rivogenix Energy Corp. to acquire various assets which comprise a Bitcoin Mining facility in Sturgeon County, Alberta, Canada. The assets were acquired for $1.5 million in cash from the Company’s own available cashflow and were comprised of a data center and approximately 130 Bitcoin Miners.

On January 17, 2025, the Company purchased assets comprising a five MW Bitcoin Mining facility (on two sites) in Columbiana County, Ohio (the “Facility”), from Bald Eagle County, LLC. The asset purchase price (including purchase of an option to purchase the Facility) was $4.55 million. The assets purchased consist of following assets, inter alia: Nine hundred (900) S-19 J Pro BITMAIN Antminers, transformers necessary to operate the Facility, five custom 40 ft Crypto Canman housing containers including 5 power distribution boxes, one Caterpillar trailer mounted standby generator, one Doosan trailer mounted generator set, eight shipping containers and five 1 MW natural gas generator power plants. The Company also received assignment of power purchase agreements to purchase gas at $0.04 per kWh and access leases to the realty underlying the Facility. The facility has the capacity to scale up to 1,200 units. Utilizing energy derived from flare natural gas, the facility not only generates consistent revenue but also minimizes its environmental footprint.

Our weighted average of cost of Bitcoin mined is approximately $50,300. This cost may vary due to multiple factors including weather conditions, any unforeseen maintenance issues such as glycol buildup in generators and other potential major maintenance issues. Our approximate inputs are as follows:

On average in 2025, we mined 1 BTC every 21 days at an average operating cost of $2,333.36/day. Across all of miners in 2025, we were running at 218PH/s at 2500kWh and $0.05/kWh generating approximately 0.04724 BTC/day.

In February 2026, the Company entered into an agreement to purchase 1,500 new BITMAIN Antminer S19K Pro miners from a third-party supplier for a cost of approximately $300,000 and the trade-in of 1,500 BITMAIN Antminer S19J Pro miners. The upgrade of our miners in Ohio will result in an efficiency gain of approximately 20%, as the S19K Pro operate at a hash rate of 120 TH/s compared with the hash rate of the S19J Pro miners which had been operating at a hash rate just under 100 TH/s. The units are expected to be delivered to our EPCM contractor’s facility in Ohio by the end of March 2026. Installation, deployment and swap will begin immediately upon arrival, with full operational status expected by mid-April 2026. Once completed, we expect to deliver an overall hash rate of approximately 370 PH/s, mining 1 BTC every 6-7 days for the remainder of calendar 2026.

Operations

The Company’s primary operating activities are in Ohio, USA and Alberta, Canada. The Company’s head office is located in Vancouver, Canada.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the 5th anniversary of the closing of our initial public offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

Item 1A. Risk Factors

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common shares could decline.

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of “Risk Factors” in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report before investing in our securities.

Risks Related to Our Business

We are an early-stage company with a limited operating history and a history of losses, and we may never become profitable.

Our company was incorporated and commenced operations in 2017. Our limited operating history makes it difficult to evaluate our business and predict our future results of operations. To date, our operations on a consolidated basis have not been profitable, and no assurances can be made that we will achieve profitability in the near future, if ever. From our inception through December 31, 2025, we sustained $93,977,325 in cumulative net losses, and we had net loss from continuing operations for the fiscal year ended December 31, 2025, of $31,994,535. We have generated losses as we implement our business plan, including the creation, maintenance and expansion of our digital asset treasury (“DAT”) strategy and, to a lesser extent, our Bitcoin Mining activities. The extent to which we will continue to recognize losses in our continuing operations is highly dependent on the extent to which we hold AVAX tokens as a main strategy and the price thereof. See the risk factors under the heading “Risks Related to the Company’s DAT Strategy and Cryptocurrency Holdings” below.

We expect to need additional financing to expand our operations, and we may not be able to obtain financing on acceptable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

We have limited capital, and we do not currently generate sufficient cash from our business to fund our operations to fund our expansion. We will require additional capital to pursue our growth strategy through maintaining and expanding our existing digital asset treasury, engaging in acquisitions of complementary businesses or assets, and financing general and administrative activities. We may not be able to obtain debt or equity financing opportunities on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we raise equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common shares could decline.

Under current SEC regulations, because our public float is less than $75 million, and for so long as our public float remains less than $75 million, the amount we can raise through primary public offerings of securities in any 12-month period using shelf registration statements is limited to an aggregate of one-third of our public float (referred to as the “baby shelf” rule). As of March 24, 2026, the aggregate market value of our outstanding common shares held by non-affiliates, or public float, was approximately $52.0 million, based on 89,798,842 outstanding common shares, of which 80,075,911 common shares were held by non-affiliates, at a price of $0.65 per share, which was the last reported sale price of our common shares on the Nasdaq Capital Market on March 24, 2026. If our public float decreases, the amount of securities we may sell under our shelf registration statement may also decrease.

We have previously raised capital to finance our strategic growth of our business through public offerings of our common shares, including through our at-the-market offering program, and we expect to need to raise additional capital through similar public offerings to finance our current and future expansion initiatives. Utilizing those sources may be more challenging in the current financial market conditions, in particular where trading volume is diminished. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, shareholder ownership interest in the Company may be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect rights as a shareholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our common shares, making investments, incurring additional debt, making capital expenditures or declaring dividends.

If we do not have, or are not able to obtain, sufficient funds, we may have to delay strategic acquisitions and other opportunities, investments, or projects, and, even if we are ultimately able to subsequently secure financing, such opportunities, investments or projects may not still be available to us on favorable terms or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of, or eliminate some or all of our creative work. Any of these actions could delay or otherwise inhibit our growth, weaken our ability to effectively compete in our industry, and otherwise have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

We have engaged in, and in the future may engage in, strategic transactions, investments and other arrangements that could disrupt our business, cause dilution to our shareholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of Bitcoin Mining assets and AVAX tokens, and, in the future, we may pursue opportunities to engage in additional strategic transactions, including transactions with companies in financial distress. Our ability to grow through future transactions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of cash or financing to complete such acquisitions. Future acquisitions may require us to (i) issue common shares that would dilute our current shareholders’ percentage ownership, (ii) assume or otherwise be subject to liabilities of an acquired company, (iii) record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, (iv) incur amortization expenses related to certain intangible assets, and (v) incur acquisition and integration costs, immediate write-offs, and restructuring and other related expenses.

Although we and our advisors conduct due diligence on the operations of the businesses we acquire, there can be no guarantee that we will be aware of all liabilities associated with an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.

There is no guarantee that we will realize the intended benefits of any particular acquisition in a timely manner, to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company, including difficulties associated with managing the resulting larger and more complex company, aligning administrative and corporate structures, standards, controls, procedures and policies, integrating business cultures, hiring and retaining key employees, conforming compensation and benefits structures, coordinating geographically dispersed operations, and delivering on our strategy going forward. Such integration may divert management’s attention from operating our business and may necessitate reallocating resources, both financially and otherwise.

The industries in which we participate are highly competitive, and we may be unable to successfully and profitably compete against companies with greater resources and capitalization.

Following our recent adoption of our DAT strategy, we face new and increased competition. Our ability to successfully implement our DAT strategy will depend upon our ability to generate sufficient cash flows or raise additional capital to allow us to continue to purchase digital assets as and when we determine it to be in line with our business plans. Our competitors have significant advantages over us, including a greater amount of available capital or the ability to raise additional capital on terms or in quantities not available or not acceptable to us, which may allow them to respond more quickly to new or changing market opportunities. If we are unable to access and deploy capital when market opportunities arise, we may be unable to profitably maintain our digital asset strategy and successfully compete, which may have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

If we are unable to attract and retain key personnel, we may not be able to compete effectively.

Our success has depended and continues to depend upon our ability to attract and retain key management, including our Chief Executive Officer and technical experts. Neither our CEO nor our CFO have long-term employment contracts. If we are unable to retain existing key employees and attract and retain sufficient additional employees to support resources, including due to the competition from others in our industry and any shortages in qualified personnel, our business, results of operations, sales, cash flow or financial condition could be materially adversely affected. The loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We do not maintain key person life insurance policies on any of our employees.

Risks Related to the Company’s DAT Strategy and Cryptocurrency Holdings

Our financial results and the market price of our common shares may be affected by the prices of AVAX and other digital assets we may hold.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and plan to continue to invest in AVAX in addition to the immaterial amount of Bitcoin which we hold. The price of AVAX has historically been subject to dramatic price fluctuations and is highly volatile. In 2025, the price of AVAX ranged from $11.43 to $44.00. Moreover, digital assets, such as AVAX, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of AVAX. In addition, because our DAT strategy is initially concentrated in AVAX, adverse developments specific to AVAX, including protocol-level failures, governance decisions, validator network instability, or ecosystem contraction, could disproportionately impact our financial condition.

Any decrease in the fair value of AVAX below our carrying value for such assets could require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common shares. In addition, the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”), with respect to AVAX, may change in the future and could have a material adverse effect on our financial results and the market price of our common shares. In addition, if investors continue to view the value of our common shares as dependent upon or linked to the value or change in the value of our AVAX holdings, the future price of AVAX may significantly influence the market price of our common shares.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under the Investment Company Act of 1940 (the “1940 Act”), a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. While we believe that AVAX and Bitcoin are unlikely to be considered an investment contract, and thus a security under the investment contract definition, we cannot provide any assurances that digital assets that we may mine or otherwise acquire or hold for our own account, including Bitcoin, will never be classified as securities under U.S. law. If we were to be deemed an investment company under the 1940 Act in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of shares and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated and may have a material adverse effect on our business, results of operations, financial condition, and prospects.

Regulatory developments related to crypto assets and crypto asset markets may adversely affect our business, financial condition, and results of operations.

As cryptocurrency and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrency. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, which could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, the U.S. executive branch and the SEC, among others in the United States and abroad, have been active in recent years, and the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to the U.S. Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common shares.

Our management team relies upon the advice of an asset manager through an asset management agreement to assist in building a narrowly focused investment strategy and the execution of the Company’s strategy and may not yield the desired return.

We have engaged an asset manager, Hivemind, to manage our cryptocurrency holdings and have adopted a treasury policy in which we plan to maintain a majority of our holdings in one to five decentralized finance digital assets, including AVAX. Hivemind’s Chairman, Matt Zhang, is also our Chairman, and Hivemind was the second largest investor in the Offering. Our management, our board of directors and such asset manager will have broad discretion in the application of the net proceeds from any offering by the Company and could utilize any such proceeds in ways that do not improve our results of operations or enhance the value of our common shares. The failure to apply any such funds effectively could result in financial losses that could cause the price of our common shares to decline.

Cryptocurrency price volatility may materially depress asset valuations, necessitating substantial cash reserves or liquidity buffers to maintain operational resilience. These risks are compounded by the lack of comprehensive regulation governing cryptocurrency trading platforms, which face material exposure to fraud, market manipulation, security breaches, and operational failures that could materially and adversely affect the value of our cryptocurrency holdings.

We may invest in even more cryptocurrencies in the future, which could materially and adversely affect our business, financial condition and results of operations, primarily due to the inherent price volatility of cryptocurrency and the impact of any future changes to accounting standards. Cryptocurrencies can be highly susceptible to sharp price swings, which can significantly impact our financial statements, especially under mark-to-market accounting. To mitigate these risks, companies holding significant amounts of cryptocurrencies must maintain substantial capital reserves to absorb potential declines in asset value without compromising their overall financial health. This heightened need for liquidity reflects the increased risk associated with holding cryptocurrencies and underscores the importance of robust risk management strategies when navigating the uncertainties of the digital asset market.

Digital asset trading platforms handling cryptocurrencies and particularly small-cap cryptocurrencies are relatively new and often operate without the oversight typical of regulated securities or commodities markets. Many platforms, particularly those based outside the United States, are subject to limited or inconsistent regulatory standards and often do not provide transparent information about their ownership, management, or compliance practices. This lack of oversight increases the risk of fraudulent activities such as artificial trading volume, wash trading, and market manipulation—issues that have been documented in unregulated cryptocurrency markets and could similarly affect cryptocurrency trading. Reports have indicated that a significant portion of trading volume on unregulated digital asset trading platforms may be artificially inflated or non-economic in nature.

Manipulative behavior on cryptocurrency exchanges can distort market prices and lead to unexpected losses for investors. As a result, reduced market confidence in these platforms could negatively impact the liquidity and value of cryptocurrencies. We may hold substantial amounts of cryptocurrencies and must be vigilant about these risks, as trading activity that is not reflective of genuine market interest can lead to volatility and potential losses.

The operational integrity of digital asset trading platforms is another critical risk factor. Many of these platforms may lack robust security measures, making them vulnerable to hacking, fraud, and other operational problems. As we may hold large quantities of cryptocurrencies, we must consider the risk of security breaches, which could materially and adversely affect our business, financial condition and results of operations.

If we or our third-party service providers experience a security breach or cyber-attack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyber-attacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyber-attacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyber-attack could result in:

●	a partial or total loss of our cryptocurrency in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our cryptocurrency;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem or in the use of the cryptocurrency network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyber-attacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine, Israel-Hamas and Israel-Iran conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.

General Risk Factors

Our share price and trading volume have fluctuated in the past, have recently been volatile and may be volatile in the future, including for reasons that may be unrelated to our operating performance or prospects, and, as a result, investors in our common shares could incur substantial losses.

Our share price has fluctuated in the past, has recently been volatile and may be volatile in the future. The stock market in general and the market for cryptocurrency and digital asset companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result, investors may experience losses on their investment in our common shares. The trading price of our common shares has already been correlated, and, in the future, as we continue to expand our Bitcoin Mining business and our digital asset treasury, may be increasingly correlated, to the trading prices of the cryptocurrencies we hold, which are themselves volatile.

Additionally, certain companies have experienced significant and extreme volatility in their stock prices due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share declines steadily as interest in those stocks abates. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that they will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is potentially disconnected from our underlying value.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common shares, the delisting could adversely affect the market liquidity of our common shares, impair the value of your investment and adversely affect our ability to raise needed funds.

Our common shares are listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On March 13, 2026, we received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the last 30 consecutive business days, the closing bid price for our common shares had been below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2). On March 20, 2026, we requested a hearing before the Nasdaq Hearings Panel, which request automatically stays any suspension or delisting action pending the results of the hearing and the expiration of any additional compliance period granted by the panel following the hearing. If we are unable to regain compliance with the minimum bid price requirement or if we fail to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common shares, the delisting could adversely affect the liquidity and market price of our common shares and adversely affect our ability to obtain financing for the continuation of our operations. Any such delisting could also impair the value of your investment.

Our management team is, and, in the future, will be, required to devote substantial time to regulatory compliance, which may divert our attention from the day-to-day management of our business.

As a public operating company in the U.S., we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including pursuant to U.S. securities laws and Nasdaq continued listing requirements, which are in addition to our reporting obligations under applicable Canadian national and provincial securities laws. Our management team is required to devote substantial attention to complying with those requirements, which may divert attention away from the day-to-day management of our business. Regulatory compliance is increasingly complex, and management may not have experience in all areas of public company compliance. The management team will seek assistance from external resources when appropriate for public company regulatory compliance and tax regulatory compliance for applicable jurisdictions. Any such engagement with external resources could create additional monitoring obligations and have the potential to increase risk in our system of internal control. Any failure to maintain an effective system of internal controls (including internal control over financial reporting) could limit our ability to report our financial results accurately and on a timely basis, or to detect and prevent fraud and could expose us to regulatory enforcement action and shareholder claims.

Furthermore, we are required to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, but we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements, which may adversely impact market perception of our business and our common shares. Our assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we may not be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular, if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, whether as a result of the lack of effectiveness of our internal control over financial reporting or disclosure controls and procedures or otherwise, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common shares.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be shareholders’ sole source of gain.

We have not paid, and do not plan to pay in the immediate future, any cash dividends with respect to our common shares. We plan to reinvest all of our earnings, to the extent we have earnings, in order to cover operating costs and to otherwise become and remain competitive. We cannot assure shareholders that we will, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common shares as a dividend. Therefore, shareholders should not expect to receive cash dividends on our common shares. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on applicable law and then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business opportunities and other factors our board of directors may deem relevant. As a result, capital appreciation, if any, of our common shares will be shareholders’ sole potential source of gain for the foreseeable future.

For so long as we qualify as an “emerging growth company,” we will be subject to scaled disclosure and compliance requirements, which will provide our shareholders with less information about us.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we expect to take advantage of the exemptions from various SEC reporting requirements available to “emerging growth companies,” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	extended timelines to comply with new or revised financial accounting standard; and

●	exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Because of those disclosure and compliance accommodations, our shareholders would be left without information or rights available to shareholders of more mature companies. We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to follow certain scaled disclosure requirements available to smaller reporting companies.

If we are classified as a passive foreign investment company for U.S. federal income tax purposes, U.S. holders of our common shares (or securities exercisable for or convertible into our common shares) may suffer adverse tax consequences.

We would be classified as a passive foreign investment company (“PFIC”) for any taxable year if, after the application of certain look-through rules with respect to the income and assets of our corporate subsidiaries in which we own at least 25% (by value) of the shares, either: (i) 75% or more of our gross income for such year is “passive income” (as defined in the relevant provisions of the Internal Revenue Code of 1986, as amended (the “Code”)), or (ii) 50% or more of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income. If we are a PFIC for any taxable year during a U.S. holder’s holding period for our common shares, we generally will continue to be treated as a PFIC with respect to such holder’s investment in the common shares for all succeeding years during which such holder holds the common shares.

If we are classified as a PFIC, and a U.S. shareholder does not make a timely election to treat us as a “qualified electing fund,” or “QEF,” or a “mark-to-market” election with respect to our common shares, the U.S. shareholder would be taxable on gain recognized on a disposition of our common shares and upon receipt of certain “excess distributions” (generally, distributions that exceed 125% of the average amount of distributions in respect of the common shares received during the preceding three taxable years or, if shorter, during the U.S. shareholder’s holding period prior to the distribution year) as if such income had been recognized ratably over the U.S. shareholder’s holding period. Tax would be computed on such income at the highest ordinary income tax rate in effect for each taxable year to which income is allocated, and an interest charge on the tax as so computed would also apply. Additionally, dividends received with respect to the common shares will not qualify as “qualified dividends” eligible for taxation at reduced federal income tax rates.

The tests for determining PFIC status are applied annually. Whether we were a PFIC for the year ended December 31, 2025, or will be a PFIC for the current or future taxable years will depend on the composition of our income and assets and the value of our assets from time to time. If we are or do become a PFIC, U.S. shareholders who hold common shares during any period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to exceptions for U.S. holders who made timely QEF or mark-to-market elections or certain other elections.

If we are or do become a PFIC for our current taxable year or any future taxable year, in addition to U.S. holders of our common shares, a U.S. holder of our securities exercisable for or convertible into our common shares during any year in which we are a PFIC would be adversely affected under the foregoing rules even if we cease to be a PFIC. Such U.S. holders should consult their own tax advisers concerning the potential application of the PFIC rules to their investment.

We may become subject to litigation, which may have a material adverse effect on our reputation, business, results from operations, and financial condition.

We may be named as a defendant in a lawsuit or regulatory action. We may also incur uninsured losses for liabilities which arise in the ordinary course of business, or which are unforeseen, including, but not limited to, employment liability and business loss claims. Any such losses could have a material adverse effect on our business, results of operations, sales, cash flow or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We are committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. We acknowledge that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. As we grow in size and revenue, we intend to work with third-party companies to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents, all as necessary.

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

Governance

Board of Directors Oversight

Our board of directors are aware of the critical nature of managing risks associated with cybersecurity threats. Management works with our board of directors to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence. The board of directors has delegated to our audit committee the primary responsibility for oversight of cybersecurity risks.

Management’s Role Managing Risk

Our management team plays a primary role in informing the audit committee on cybersecurity risks. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results of the work of our outside consultants. They will provide briefings to the audit committee on a periodic basis regarding cybersecurity matters, including but not limited to the following:

●	current cybersecurity landscape and emerging threats;
●	status of ongoing cybersecurity initiatives and strategies;
●	incident reporting, if any, and learning from any cybersecurity events;
●	risk mitigation efforts and insurance, and
●	compliance with regulatory requirements and industry standard.

Item 2. Properties

The Company currently leases office space at 800-525 West 8th Avenue, Vancouver, British Columbia V5Z 1C6 as its principal office and at 201 South Olive Avenue, West Palm Beach, Florida as it corporate headquarters.

Item 3. Legal Proceedings

We are subject to the legal proceedings and claims described in detail in Note 18, “Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe the outcome of such legal proceeding and claims, if determined adversely to us, would be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common shares are currently quoted on the Nasdaq Capital Market under the symbol “AVX,” and our warrants are currently quoted on the Nasdaq Capital Market under the symbol “AVXW.” The market price has been volatile. On March 24, 2026, the closing price for our common shares as reported on the Nasdaq Capital Market was $0.65 per share.

On March 13, 2026, we received a letter from Nasdaq that we no longer comply with Rule 5550(a)(2) of Nasdaq’s Listing Rules (the “Rules”) which requires listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), we no longer meet this requirement. Normally, a company would be afforded a compliance period of 180 calendar days to regain compliance with the Rule. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that we have effected a reverse stock split over the prior one-year period and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. We requested an appeal, on March 20, 2026, of the Staff’s determination to a Hearing Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. Our appeal to the Panel will prevent the suspension of the Company’s securities pending the Panel’s decision.

Securities outstanding and holders of record

On March 24, 2026, there were approximately 82 shareholders of record for our common shares and 89,798,842 of our common shares were issued and outstanding.

Issuer Purchases of Equity Securities

The following table presents information with respect to AVAX One’s repurchases of common shares during the quarter ended December 31, 2025:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
November 1 - 30	-	$-	-	$40,000,000
December 1 - 31	183,345	$1.40	183,345	$39,743,869
Total	183,345		183,345

(1)	In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The Company is not obligated to repurchase any specific number of shares, and the program may be suspended or discontinued at any time. For additional information related to share repurchases, see Note 14 to the consolidated financial statements included in Part II, Item. 8 Financial Statements and Supplementary Data.
(2)	Average price paid per share includes costs associated with the repurchases.

From January 1, 2026 to March 24, 2026, the Company repurchased 3,090,038 common shares with an average price paid per share of $0.92, leaving approximately $36,906,371 that may be repurchased under the Repurchase Program.

Dividend Policy

We have never paid any cash dividends on our common shares. However, we have paid common share dividends on our preferred shares. Our preferred shares were retired, and there were no preferred shares outstanding after the IPO. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common shares in the foreseeable future. Any future determination to pay cash dividends on our common shares will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Information respecting equity compensation plans

The Company adopted a stock option plan in December 2018 (the “2018 Option Plan”), under which the compensation committee of the board of directors (the “Compensation Committee”) may to grant, from time to time, to directors, officers, employees and consultants of the Company non-transferable options to purchase common shares. The board of directors reviews recommendations and approves changes to the 2018 Option Plan. As of the date of this filling, there are no options outstanding, and 9,293,880 options are available for future issuances. The Option Plan was approved by the shareholders of the Company in June 2019.

The following table provides information with respect to options outstanding under our Plan as at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	-	$-	9,293,880
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	9,293,880

Recent Sales of Unregistered Securities

During the Year Ended December 31, 2025

On January 16, 2025, investors purchased an additional tranche of $7,700,000 in convertible debentures with a 10% original issue discount for gross proceeds of $7,000,000 and received 212,256 warrants (the “January 2025 Tranche”) due January 16, 2026. The warrants are exercisable at any time and from time to time and expire July 16, 2028. The convertible debentures and warrants were issued with exercise prices of $23.58 and $25.938 respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58 and $25.938, respectively. The Company incurred approximately $290,000 in transaction-related costs.

On March 21, 2025, investors purchased an additional tranche of $1,320,000 in convertible debentures with a 10% original issue discount for gross proceeds of $1,188,000 and received 47,906 warrants due March 21, 2026. The warrants are exercisable at any time and from time to time and expire September 21, 2028. The convertible debentures and warrants were issued with exercises price of $17.91. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh and January 2025 Tranche Debentures and the First, Second, Third, Fourth, Fifth, Sixth, Seventh and January 2025 Tranche Warrants to $17.91.

On April 22, 2025, an Investor purchased a promissory note of $290,000. The promissory note has an original issue discount of $40,000 and a one-time interest charge of 12% ($34,800).

On May 21, 2025, investors purchased an additional tranche of $110,000 in convertible debentures with a 10% original issue discount for gross proceeds of $100,000 and received 4,889 warrants (the “May 2025 Tranche”) due May 21, 2026. The warrants are exercisable at any time and from time to time and expire November 21, 2028. The convertible debentures and warrants were issued with an exercise price of $17.91.

On July 21, 2025, investors purchased an additional tranche of $833,334 in convertible debentures with a 10% original issue discount for gross proceeds of $750,000 and received 80,354 warrants (the “July 2025 Tranche”) due July 21, 2026. The warrants are exercisable at any time and from time to time and expire January 21, 2029. The convertible debentures and warrants were issued with an exercise price of $6.741. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025 and May 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025 and May 2025 Tranche Warrants to $6.741.

On September 25, 2025, investors purchased an additional tranche of $550,000 in convertible debentures with a 10% original issue discount for gross proceeds of $495,000 and received 148,340 warrants (the “September 2025 Tranche”) due September 25, 2026. The warrants are exercisable at any time and from time to time and expire September 25, 2029. The convertible debentures and warrants were issued with exercise prices of $2.41 and 2.65, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, May 2025 and July 2025 Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, Seventh, January 2025, March 2025, May 2025 and July 2025 Tranche Warrants to $2.41.

On October 24, 2025, investors purchased an additional tranche of $7,700,000 in convertible debentures with a 10% original issue discount for gross proceeds of $6,930,000 and received 2,076,763 warrants (the “October 2025 Tranche”) due October 24, 2026. The warrants are exercisable at any time and from time to time and expire April 24, 2029. The convertible debentures and warrants were issued with an exercise price of $2.41 per share.

On November 5, 2025, investors purchased 86,690,657 common shares and pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 6,123,837 common shares for gross proceeds of approximately $219,100,000. The common shares were sold at an offering price of $2.36 per common share, and the Pre-Funded Warrants were sold at an offering price of $2.3599 per Pre-Funded Warrant, which represents the per share offering price less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company intends to use approximately $10 million of the cash net proceeds for general corporate purposes initiated after closing and for pre-existing working capital commitments or obligations, and the remaining cash net proceeds for the acquisition of AVAX tokens. The Company incurred approximately $6,140,000 in transaction related costs.

From August 7, 2025 through October 31, 2025, the Company issued 494,390 common shares for $1,559,186 in gross proceeds, less issuance costs of $111,449 in at the market offerings.

During the Year Ended December 31, 2024

On February 21, 2024, investors purchased an additional tranche of $1,100,000 in convertible debentures with a 10% original issue discount for gross proceeds of $1,000,000 and received 3,712 of warrants (the “Fifth Tranche”) due February 21, 2025. The warrants are exercisable at any time and from time to time and expire August 21, 2027. The convertible debentures and warrants were issued with exercise prices of $192.60 and $211.86, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, and Fourth tranche of Debentures and the First, Second, Third, Fourth tranche of Debenture Warrants to $192.60 and $211.86, respectively.

On April 11, 2024, investors purchased an additional tranche of $550,000 in convertible debentures with a 10% original issue discount for gross proceeds of $500,000 and received 2,437 warrants (the “Sixth Tranche”) due April 11, 2025. The warrants are exercisable at any time and from time to time and expire October 11, 2027. The convertible debentures and warrants were issued with exercise prices of $146.70 and $162.00, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth and Fifth Tranche Debentures and the First, Second, Third, Fourth and Fifth Tranche Warrants to $146.70 and $162.00 respectively.

On May 22, 2024, investors purchased an additional tranche of $833,000 of convertible debentures with a 10% original issue discount for gross proceeds of $750,000 and received 6,016 warrants (the “Seventh Tranche”) due May 22, 2025. The warrants are exercisable at any time and from time to time and expire November 22, 2027. The convertible debentures and warrants were issued with exercise prices of $90.00 and $99.00, respectively. The issuance of the additional tranche triggered the round down provision, adjusting the exercise prices of the First, Second, Third, Fourth, Fifth and Sixth Tranche Debentures and the First, Second, Third, Fourth, Fifth and Sixth Tranche Warrants to $90.00 and $99.00, respectively.

During the year ended December 31, 2024, the Company issued 41,873 common shares at-the-market offering and 17,777 common shares were issued upon completion of a private placement, totalling $2,775,616 in net proceeds.

From January 1, 2026 to March 24, 2026, the Company had the following sales of unregistered securities:

On January 2, 2026, investors purchased an additional tranche of $7,000,000 in convertible debentures with a 10% original issue discount for gross proceeds of $6,300,000 and received 3,013,245 warrants (the “January 2026 Debentures”) due January 2, 2027. The warrants are exercisable at any time and from time to time and expire July 2, 2029. The convertible debentures and warrants were issued with an exercise price of $2.41 per share.

Item 6. Selected Financial Data

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our historical financial statements and the notes to those statements and other financial information included elsewhere in this Annual Report. Certain statements in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS OVERVIEW

For a complete discussion of our business, see Part I, Item 1. “Business” of this Annual Report.

RECENT DEVELOPMENTS

Validator Infrastructure

In January 2026, we launched our proprietary validator infrastructure, enabling third-party delegators to stake AVAX at competitive costs while generating revenue through delegation fees. This infrastructure strengthens operational control, improves capital efficiency and creates an incremental, protocol-native revenue stream.

Share Repurchase Program

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The board of directors will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of December 31, 2025, the Company has repurchased 183,346 shares in the open market for a total cost of $257,964 pursuant to the Repurchase Program. From January 1, 2026 to March 24, 2026, the Company repurchased 3,090,038 of common shares in the open market for a total cost of $2,868,398.

Acquisitions and Dispositions

In January 2025, we acquired the assets of Bald Eagle Mining, LLC (“Bald Eagle”), located in Columbiana Country, Ohio, for a total purchase price of $4,765,000. Bald Eagle is a Bitcoin Mining facility, powered by 5MW of flared natural gas energy, which at the time of the acquisition supported over 900 Bitcoin Mining units. Subsequent to the acquisition, we increased the number of mining units from 900 to 1,662.

In December 2025, we entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1,550,000 (the “Purchase Price”). Based on the Purchase Price, we determined the Manna IP asset was impaired as of December 31, 2025 and recorded an impairment charge totalling $5,110,592 which is reflected in the accompanying consolidated statements of comprehensive loss as intangible asset impairment.

Reverse Stock Splits

In July 2025, the Company effected a one-for-nine reverse stock split of the Company’s issued and outstanding common shares (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every nine shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2025 Reverse Split were sold at the then-prevailing price on the open market, with the proceeds being distributed on a pro rata basis to the impacted shareholders. The 2025 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, pre-funded warrants, options and warrants outstanding at the time of the date of the 2025 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2025 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to July 28, 2025, have been adjusted to reflect the 2025 Reverse Split on a retroactive basis.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the 5th anniversary of the closing of our initial public offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

Digital Assets

We generate revenue from blockchain-based operations, comprised of two primary sources: (i) staking rewards earned from delegating and validator node operations, primarily Avalanche blockchain (“Avalanche Protocol”) and (ii) the production of digital assets through mining activities, primarily Bitcoin (“Bitcoin Mining”). We commenced our digital asset strategy with regards to the Avalanche Protocol in the fourth quarter of 2025 with our transition to AVAX One and with regards to Bitcoin Mining in the fourth quarter of 2024 with the acquisition of our first Bitcoin Mining facility. We currently own and operate three Bitcoin Mining facilities.

Our digital assets were comprised of the following as of December 31, 2025 and 2024, which value may be materially impacted as the market value of digital assets fluctuates.

	December 31, 2025			December 31, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,409,212.272	$160,039,924	$152,509,109	-	$-	$-
Bitcoin	13.272	1,396,934	1,161,251	0.270	28,414	26,282
Total digital assets		$161,436,858	$153,670,360		$28,414	$26,282

Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

Energy Cost

Energy cost is one of the most significant cost drivers for Bitcoin Mining operations and these costs can be highly volatile and sensitive to geopolitical events and weather conditions, such as winter storms and earthquakes, which impact supply and demand for power regionally. We believe these costs are effectively managed through our power purchase agreement which allow us to obtain natural gas required to generate power at our mining facilities at favorable prices. Though energy prices are less predictable, our power purchase agreement gives us greater flexibility and ability to actively manage the energy we consume with the goal of increasing energy efficiency and profitability.

Concentrations and Current Vulnerability

Our principal activities consist primarily from investing, staking and evaluating digital tokens technologies that run on the Avalanche public blockchain network. Due to the current nature of our operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in a vulnerability. The concentration and potential associated vulnerabilities include, but are not limited to:

●	A decline in, or loss of, staking rewards earned from the staking of AVAX tokens delegated to one or more validator nodes on the network,
●	A decline in, or loss of, our AVAX holdings and its utility to the Avalanche Network and a source of liquidity for our business, and
●	Disruption to the nature and extent of the business plan should the Avalanche public blockchain network fail or become redundant due to technological obsolescence or regulatory action.

The AVAX token performs various functions within the Avalanche ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore, this concentration may result in vulnerability to a near-term severe impact, and at least possible that there could be events outside of our control that may result in a severe impact in the near term.

As a result, of the foregoing, we believe a concentration exists as of the date of these financial statements, and a dissolution of the Avalanche Foundation or an inability of the Avalanche public blockchain network and/or AVAX tokens to function as expected, could result in near-term severe impacts to our business.

RESULTS OF OPERATIONS FOR THE YEARS ENDED December 31, 2025 and 2024

Revenues

Total revenue was comprised of the following during the years ended December 31, 2025 and 2024 -

			Net Change
	2025	2024	$	%
Avalanche Protocol	$607,605	$-	$607,605	100%
Bitcoin Mining	1,732,675	26,572	1,706,103	6421%
Other	531	-	531	100%
Total Revenue	$2,340,811	$26,572	$2,314,239

We generate revenue from blockchain-based operations and comprises two primary sources: (i) staking rewards earned from delegating and validator node operations, primarily through our Avalanche Protocol and (ii) the production of digital assets through mining activities, primarily Bitcoin Mining.

Our Avalanche Protocol operations commenced in the fourth quarter of 2025 in connection with our transition to AVAX One and the implementation of our digital asset strategy. Our Avalanche Protocol revenues are generated through network-based smart contracts. We stake our crypto assets on our own validator nodes and nodes from third-party operators. Through these contracts, we provide crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. We define the duration of our smart contracts, typically lasting from a few days to several weeks, and these contracts require that the crypto assets staked remain locked up for the duration.

Pursuant to our Bitcoin Mining, we earn revenue from the production of certain digital assets through mining activities. Our Bitcoin Mining operations commenced in December 2024 with the acquisition of first mining facility in Alberta, Canada (the “Redwater acquisition”) and then in January 2025 we added an additional mining facility with the Bald Eagle acquisition.

Operating expenses were comprised of the following during the years ended December 31, 2025 and 2024 -

			Net Change
	2025	2024	$	%
Cost of revenue, excluding depreciation	$1,430,667	$56,048	$1,374,619	2453%
Depreciation and amortization	1,204,126	650,239	553,887	85%
Impairment of assets	5,563,227	4,137,271	1,425,956	34%
Wages and salaries	2,091,507	2,256,402	(164,895)	-7%
Share-based compensation	1,520,156	387,090	1,133,066	293%
Office and administrative	1,134,384	663,155	471,229	71%
Professional fees	1,093,327	614,332	478,995	78%
Repairs and maintenance	388,423	20,610	367,813	1785%
Investor and public relations	570,194	273,492	296,702	108%
Consulting	447,258	393,142	54,116	14%
Realized gain on sale of digital assets	(86,728)	-	(86,728)	100%
Unrealized loss on market valuation	7,766,498	-	7,766,498	100%
All other operating expenses	882,782	671,754	211,028	31%
Total Operating Expenses	$24,005,821	$10,123,535	$13,882,286	137%

Total operating expenses increased primarily due to the following:

The increase in cost of revenue, excluding depreciation of $1.4 million is directly related to our Bitcoin Mining operations which commenced in the fourth quarter of 2024.

Depreciation and amortization increased $0.5 million, or 85%, primarily due to the increase in our Bitcoin Mining equipment from both the Redwater acquisition in late 2024 and the Bald Eagle acquisition in early 2025.

The increase in impairment of assets of $1.4 million, or 34%, is primarily due to the year over year increase in the impairment of Manna IP of $0.9 million coupled with the impairment of certain equipment in the Bitcoin Mining division of $0.4 million.

Share-based compensation increased $1.1 million, or 293%, due to common shares issued to certain executives, directors and consultants in connection with the transition to AVAX One and the Offering.

The increase in office and administrative costs of $0.4 million, or 71%, is primarily due to insurance costs.

Professional fees increased $0.4 million, or 78%, primarily due to the legal and auditing services related to the transition to AVAX One and the Offering.

The increase in investor and public relations of $0.3 million, or 108%, is related to additional campaigns to promote the Company.

The unrealized loss on market valuation increased primarily due to the decline in market value of our AVAX tokens.

Other Expenses (Income)

Total other expenses (income) were comprised of the following during the years ended December 31, 2025 and 2024 -

			Net Change
	2025	2024	$	%
Accretion of interest on debentures	$3,148,068	$2,978,722	$169,346	6%
Change in fair value of derivative liabilities	(2,976,911)	(1,392,530)	(1,584,381)	114%
Loss on debt extinguishment	10,131,237	2,805,306	7,325,931	261%
(Gain) loss on conversion of convertible debt	(86,563)	1,627,858	(1,714,421)	-105%
All other (income) expense	113,694	(244,566)	358,260	-146%
Total other expenses, net	$10,329,525	$5,774,790	$4,554,735

Other expenses increased primarily due to the increase in loss on debt extinguishment primarily attributable to more extinguished debt revalued at losses during the current year period. These increases have been partially offset by the change in fair value of derivative liabilities and loss on conversion of convertible debt. The change in fair value of derivative liabilities improved due to the extinguishment of conversion feature derivatives as a result of significant conversions of several tranches of debentures, coupled with the stabilization of the Company’s share price and the derivatives reclassed to additional paid in capital during 2025. The improvement in loss on conversion of convertible debt is primarily due to unscheduled conversion loss being classified as extinguishment after conversion feature reclassed to equity.

OPERATING SEGMENTS

We have chosen to organize our operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). Our operating and reportable segments at December 31, 2025, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. The accounting policies for the operating segments are the same as those disclosed in the notes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data, Note 3, “Significant Accounting Policies.”

Our Avalanche Protocol operations commenced in the fourth quarter of 2025 in connection with our transition to AVAX One and the implementation of our digital asset strategy. Our Avalanche Protocol revenues are generated through network-based smart contracts. We stake our crypto assets on our own validator nodes and nodes from third-party operators. Through these contracts, we provide crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. We define the duration of our smart contracts, typically lasting from a few days to several weeks, and these contracts require that the crypto assets staked remain locked up for the duration.

Pursuant to our Bitcoin Mining, we earn revenue from the production of certain digital assets through mining activities. Our Bitcoin Mining operations commenced in December 2024 with the Redwater Acquisition and then in January 2025 we added an additional mining facility with the Bald Eagle acquisition.

The following table summarizes our operating segments results for the year ended December 31, 2025:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Year Ended December 31, 2025
Revenue	$607,605	$1,732,675	$531	$2,340,811
Significant segment expenses:
Costs of revenue, excluding depreciation	383,748	1,041,254	5,665	1,430,667
Realized gain on sale of digital assets	-	(86,728)	-	(86,728)
Unrealized loss on market valuation	7,530,815	235,683	-	7,766,498
Selling, general and administrative	8,017	66,997	6,861,249	6,936,263
Depreciation and amortization	-	648,038	556,088	1,204,126
Impairment of assets	-	452,635	5,110,592	5,563,227
Accretion interest expense	-	-	3,148,068	3,148,068
Consulting	-	27,964	419,294	447,258
Repairs and maintenance	-	388,423	-	388,423
Severance expense	-	-	356,087	356,087
Foreign exchange (gain) loss	-	3,948	76,495	80,443
Change in fair value of derivatives	-	-	(2,976,911)	(2,976,911)
Gain on conversion of debt	-	-	(86,563)	(86,563)
Loss on extinguishment of debt	-	-	10,131,237	10,131,237
Other expense	-	-	33,251	33,251
Net loss from discontinued operations	-	-	320,189	320,189
Loss on disposal of business	-	-	880,482	880,482
Total operating expenses and other expenses (income)	7,922,580	2,778,214	24,835,223	35,536,017
Net Loss	$(7,314,975)	$(1,045,539)	$(24,834,692)	$(33,195,206)

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. As discussed above, the Offering has provided us with approximately $10.0 million of working capital. The working capital provided by the Offering, coupled with the projected cash flow from operations is expected to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

Cash Flow Summary

The following information has been derived from the accompanying consolidated financial statements included elsewhere in this Annual Report. The change in cash and cash equivalents during the years ended December 31, 2025 and 2024 is as follows:

	2025	2024	Net Change
Net loss	$(33,195,206)	$(16,274,815)	$(16,920,391)
Non-cash items	27,760,364	10,756,646	17,003,718
Net change in operating assets and liabilities	(9,011,011)	246,891	(9,257,902)
Operating activities	(14,445,853)	(5,271,278)	(9,174,575)
Investing activities	(115,512,358)	(1,869,785)	(113,642,573)
Financing activities	151,711,941	3,609,686	148,102,255
Effect of exchange rate changes on cash	(108,148)	142,667	(250,815)
Change in cash	$21,645,582	$(3,388,710)	$25,034,292

Operating Activities

Net cash used in operating activities was $14.4 million and $5.2 million during the years ended December 31, 2025 and 2024, respectively, an increase of $9.1 million, primarily due to the net change in operating assets and liabilities.

Non-cash items increased primarily due to the unrealized loss on digital assets of $7.7 million, the loss on debt extinguishment of $7.3 million, asset impairments of $1.4 million, shares issued for consulting services of $0.2 million and share-based compensation of $1.7 million. These increases have been partially offset by the decrease in loss on debt conversions of $1.7 million and the change in the fair value of derivative liabilities of $1.5 million.

The net change in operating assets and liabilities is primarily due the increase in prepaid expenses and other current assets of $5.0 million, coupled with the increase in digital assets $2.3 million and the decline in accounts payable and accrued expenses of $1.9 million.

Investing Activities

Net cash used in investing activities was $115.5 million for the year ended December 31, 2025, an increase of $113.6 million which was directly attributable to the purchases of digital assets in connection with the closing of the Offering and the Bald Eagle acquisition.

Financing Activities

Net cash provided by financing activities was $151.7 million for the year ended December 31, 2025, an increase of $148.1 million, which was directly attributable to the proceeds from the Offering and the debentures, partially offset by the share issuance costs paid of $6.1 million.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates on an on-going basis.

We based our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

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

The Company determined there was an indication of impairment for the Redwater reporting unit during the year ended December 31, 2025 due to the operating performance, which resulted in an impairment of Bitminers totalling $452,635 based on the replacement cost which was considered a level 2 fair value estimate.

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

Our intangible asset balance consists of our patented process to develop germinated whole grain wheat flour and hydroxyl generation systems, including the associated R&D, trademark, brand logo, web domain, customer list, device firmware and software, and product blueprints. We test our indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions, unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate.

During the year ended December 31, 2024, management determined there was indication of impairment for the intellectual property related to the Manna IP due in part to the significant decline in the Company’s share price. As a result, an intangible asset impairment test was performed and it was determined that the fair value of the intangible asset was $7,832,200 based on an income approach using forecasted discounted royalty payments. For valuing the Manna IP, the Company made estimates regarding future revenues of a market participant, royalty rate, tax rate, and discount rate. The resulting fair value estimate was considered a level 3 fair value estimate given the significant uncertainty involved in estimating future revenues and other inputs.

In December 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1,550,000 (the “Purchase Price”). Based on the Purchase Price, management determined the Manna IP asset was impaired as of December 31, 2025, and recorded an impairment charge totalling $5,110,592.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

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

The Company measures and records its digital assets at fair value using quoted crypto asset prices within the Company’s principal market at the time of measurement which is deemed a level 1 input.

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024, May 22, 2024, January 16, 2025 and March 21, 2025 as well as the private placements on June 20, 2023 and October 15, 2024, the Company issued warrants having strike prices denominated in USD. This created an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s stock, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value. As of April 1, 2025, the Company changed its functional currency to USD. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value when an impairment charge is recognized.

Assets and liabilities not measured and recorded at fair value

Certain of the Company’s financial instruments are not measured and recorded at fair value but their carrying values approximate fair value due to their liquid or short-term nature such as current assets, accounts payable and accrued expenses, debentures and other current liabilities.

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

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, AVAX One Technology, Ltd. is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 199)

To the Shareholders and Board of Directors of

AVAX One Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AVAX One Technology Ltd. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Investment in AVAX

In forming our opinion, we have considered the adequacy of the disclosure within Concentrations and Current Vulnerability in Note 3 to the consolidated financial statements, which describes the significant risks and uncertainties that could materially affect the Company’s financial condition, and results of operations. As discussed in Note 3, the Company holds a substantial concentration in AVAX, a digital asset that is subject to high market volatility and speculative trading, regulatory uncertainties, cybersecurity threats, and risks related to its custody and legal status. These factors may result in material adverse effects, including potential losses, increased variability in earnings, and exposure to additional regulatory requirements and operational disruptions.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPA P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPA P.C. effective November 1, 2024).

Costa Mesa, CA

March 31, 2026

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)

To the Shareholders and Board of Directors of

AVAX One Technology Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AVAX One Technology Ltd., formerly known as AgriFORCE Growing Systems Ltd., (the “Company”) as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020 to 2025.

Costa Mesa, CA

April 7, 2025, except as to the section within Note 2 entitled Liquidity, and the section within Note 8 entitled Radical Clean Solutions, as to which the date is March 31, 2026

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current
Cash and cash equivalents	$22,135,450	$489,868
Escrow receivable	5,430,000	-
Other receivables	17,085	115,520
Deposit receivable	58,177	73,849
Prepaid expenses and other current assets	5,863,052	320,213
Current assets in discontinued operations	-	281,501
Total current assets	33,503,764	1,280,951

Non-current
Property and equipment, net	4,246,247	808,895
Digital assets, non-current	153,670,360	26,282
Intangible assets, net	408,857	7,813,576
Intangible asset held for sale	1,550,000	-
Goodwill	1,535,333	-
Lease deposit, non-current	50,079	45,224
Long-term assets in discontinued operations	-	789,055
Total assets	$194,964,640	$10,763,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,279,970	$2,484,184
Debentures, net of discount	6,439,045	1,443,209
Derivative liabilities, current	-	293,761
Loan payable	220,000	-
Other current liabilities	50,000	-
Current liabilities in discontinued operations	-	99,111
Total current liabilities	7,989,015	4,320,265

Non-current
Derivative liabilities	-	191,902
Long-term debt	-	41,699
Long-term liabilities in discontinued operations	-	98,864
Total liabilities	7,989,015	4,652,730
Commitments and contingencies - See Note 18

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized; 92,938,802 and 172,255 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively*	283,295,592	65,042,657
Additional paid-in-capital	22,967,868	2,964,795
Subscription receivable - digital assets	(24,233,587)	-
Obligation to issue shares	44,214	44,214
Accumulated deficit	(93,977,325)	(60,782,119)
Accumulated other comprehensive loss	(1,121,137)	(1,158,294)
Total shareholders’ equity	186,975,625	6,111,253

Total liabilities and shareholders’ equity	$194,964,640	$10,763,983

*	Reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 2, “Basis of Presentation” included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2025 and 2024

	2025	2024
REVENUE	$2,340,811	$26,572

OPERATING EXPENSES
Cost of revenue, excluding depreciation	$1,430,667	$56,048
Depreciation and amortization	1,204,126	650,239
Impairment of assets	5,563,227	4,137,271
Consulting	447,258	393,142
Investor and public relations	570,194	273,492
Lease expense	49,798	60,224
Office and administrative	1,134,384	663,155
Professional fees	1,093,327	614,332
Repairs and maintenance	388,423	20,610
Research and development	18,774	75,285
Sales and marketing	141,361	123,653
Severance expense	356,087	-
Share-based compensation	1,520,156	387,090
Shareholder and regulatory	238,723	165,779
Travel and entertainment	72,078	47,147
Wages and salaries	2,091,507	2,256,402
Realized gain on sale of digital assets	(86,728)	-
Unrealized loss on market valuation of digital assets	7,766,498	-
Write-off deposit	-	50,000
Legal settlement	-	111,196
Write-off inventory	5,961	38,470
Total operating expenses	24,005,821	10,123,535

Operating loss	(21,665,010)	(10,096,963)

OTHER (INCOME) EXPENSE
Accretion of interest on debentures	3,148,068	2,978,722
Change in fair value of derivative liabilities	(2,976,911)	(1,392,530)
Foreign exchange loss (gain)	80,443	(204,730)
(Gain) loss on conversion of convertible debt	(86,563)	1,627,858
Loss on debt extinguishment	10,131,237	2,805,306
Gain on extinguishment of warrant liability	-	(14,769)
Other (income) expense	33,251	(29,319)
Other loss	-	4,252
Total other expenses, net	10,329,525	5,774,790

Net loss from continuing operations	(31,994,535)	(15,871,753)

Loss from operations of discontinued operations	(320,189)	(403,062)
Loss on disposal of discontinued operations	(880,482)	-
Net loss from discontinued operations	(1,200,671)	(403,062)

Net loss	$(33,195,206)	$(16,274,815)
Other comprehensive loss
Foreign currency translation	37,157	(831,698)
Comprehensive loss attributable to common shareholders	$(33,158,049)	$(17,106,513)

Earnings per share:
Basic net loss per common share for continuing operations	$(1.95)	$(200.17)
Basic net loss per common share for discontinued operations	$(0.07)	$(5.08)
Basic net loss per common share, total	$(2.03)	$(205.25)

Dilute net loss per common share for continuing operations	$(2.08)	$(195.08)
Diluted net loss per common share for discontinued operations	$(0.07)	$(4.43)
Diluted net loss per common share, total	$(2.15)	$(199.51)

Weighted average number of common shares outstanding – basic and diluted*
Basic	16,390,876	79,292
Diluted	16,646,525	91,049

*	Reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 2, “Basis of Presentation” included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Additional Paid-in	Subscription	Obligation to Issue	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	# of Shares*	Amount	Capital	Receivable	Shares	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	6,490	$49,828,942	$3,472,444	$-	$97,094	$(44,507,304)	$(326,596)	$8,564,580
Shares issued for conversion of convertible debt	99,443	11,469,407	-	-	-	-	-	11,469,407
Shares issued for cash	59,651	2,775,616	-	-	-	-	-	2,775,616
Shares issued for compensation	950	115,639	-	-	(52,880)	-	-	62,759
Shares issued for consulting services	158	27,624	-	-	-	-	-	27,624
Shares issued for business combination	5,556	295,000	-	-	-	-	-	295,000
Shares issued on conversion of vested pre-funded warrants	7	530,429	(530,429)	-	-	-	-	-
Share-based compensation	-	-	22,780	-	-	-	-	22,780
Net loss	-	-	-	-	-	(16,274,815)	-	(16,274,815)
Foreign currency translation	-	-	-	-	-	-	(831,698)	(831,698)
Balance, December 31, 2024	172,255	$65,042,657	$2,964,795	$-	$44,214	$(60,782,119)	$(1,158,294)	$6,111,253
Shares issued for conversion of convertible debt	2,784,169	16,186,143	-	-	-	-	-	16,186,143
Shares issued for cash at the market, net of issuance costs	494,390	1,447,737	-	-	-	-	-	1,447,737
Shares issued in the offering, net of issuance costs	87,699,328	198,449,318	-	-	-	-	-	198,449,318
Shares issued for compensation, vested	804,445	1,795,671	-	-	-	-	-	1,795,671
Shares issued for consulting services, vested	935,641	228,969	-	-	-	-	-	228,969
Reclassification of derivative liabilities to additional paid-in capital	-	-	2,771,503	-	-	-	-	2,771,503
Warrants issued with convertible debt	-	-	2,779,314	-	-	-	-	2,779,314
Warrants issued for cash	-	-	14,452,256	-				14,452,256
Shares issued on exercise of warrants	231,920	403,061	-	-	-	-	-	403,061
Repurchases of shares	(183,346)	(257,964)	-	-	-	-	-	(257,964)
Subscription receivable - digital assets	-	-	-	(24,233,587)	-	-	-	(24,233,587)
Net loss	-	-	-	-	-	(33,195,206)	-	(33,195,206)
Foreign currency translation	-	-	-	-	-	-	37,157	37,157
Balance, December 31, 2025	92,938,802	$283,295,592	$22,967,868	$(24,233,587)	$44,214	$(93,977,325)	$(1,121,137)	$186,975,625

*	Reflects the 1:9 reverse stock split effected on July 28, 2025 and 1:100 reverse stock split effected on December 5, 2024. Additional information regarding the reverse stock splits may be found in Note 2, “Basis of Presentation” included in the notes to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,195,206)	$(16,274,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204,126	667,061
Impairment of assets	5,563,227	4,137,271
Realized gains on digital assets	(86,728)	-
Unrealized losses on digital assets	7,766,498	-
Share-based compensation	1,795,671	22,780
Shares issued for consulting services	228,969	27,624
Shares issued for compensation	-	62,759
Amortization of debt issuance costs	3,122,808	2,583,211
Amortization of power purchase agreement	217,548	-
Change in fair value of derivative liabilities	(2,976,911)	(1,392,530)
Loss (gain) on debt conversion	(86,563)	1,627,858
Loss on debt extinguishment	10,131,237	2,805,306
Loss on disposal of business	880,482	-
Loss on disposal of fixed assets	-	4,252
Loss on long-term investment	-	97,488
Write-off of deposit	-	50,000
Prepaid research and development	-	63,566
Changes in operating assets and liabilities:
Revenue from crypto asset production	(2,340,279)	(26,282)
Other receivables	90,952	(84,661)
Prepaid expenses and other current assets	(5,297,820)	(286,399)
Inventories	-	(3,586)
Deposit receivable	-	(73,849)
Lease deposit asset	(108,557)	15,502
Contingent payable	-	80,218
Accounts payable and accrued liabilities	(1,305,307)	641,284
Other current liabilities	(50,000)	(15,336)
Net cash used in operating activities	(14,445,853)	(5,271,278)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(4,765,000)	(673,769)
Acquisition of property and equipment	(1,248,464)	(839,937)
Cash consideration paid for business combination	-	(356,079)
Digital asset purchases	(109,999,778)	-
Proceeds from sale of digital assets	450,884	-
Proceeds from sale of intangible assets	50,000	-
Net cash used in investing activities	(115,512,358)	(1,869,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common shares issued for cash at the market	1,559,186	2,775,616
Share issuance costs paid for share issued at the market	(111,449)	-
Proceeds from common shares issued in the offering	130,923,680	-
Share issuance costs paid for shares issued in the offering	(6,140,667)	-
Proceeds from pre-funded warrants issued for cash in the offering	14,452,256	-
Share repurchases in the open market	(257,964)	-
Proceeds from debentures, net of discount	11,295,000	2,250,000
Repayment of convertible debentures	(431,552)	(1,331,467)
Financing costs of debentures	(157,000)	(84,463)
Proceeds from loan payable	220,000	-
Repayment of loan payable	(42,787)	-
Proceeds from the exercise of warrants	403,061	-
Other	177	-
Net cash provided by financing activities	151,711,941	3,609,686

Effect of exchange rate changes on cash	(108,148)	142,667
Change in cash and cash equivalents	21,645,582	(3,388,710)
Cash and cash equivalents, beginning of year	489,868	3,878,578
Cash and cash equivalents, end of year	$22,135,450	$489,868

Supplemental cash flow information:
Cash paid during the period for interest	$38,656	$53,403
Cash paid during the period for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing transactions
Shares issued for conversion of convertible debt	$16,186,143	$11,469,407
Shares issued in exchange for digital assets	73,666,305	-
Reclassification of derivative liabilities	2,771,503	-
Escrow receivable obtained in connection with issuance of convertible debt	5,430,000	-
Warrants issued with convertible debt and classified as equity	2,779,314	-
Initial fair value of debenture warrants initially classified as derivatives	4,146,652	1,131,000
Initial fair value of conversion feature of debentures initially classified as derivatives	1,183,000	898,000

The accompanying notes are an integral part of these consolidated financial statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

(Expressed in US Dollars, except where noted)

1. BUSINESS OVERVIEW

The Company was incorporated under the name AgriForce Growing Systems, Ltd. as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, BC, Canada, V5Z 1C6. Effective as of November 13, 2025, in conjunction with the Company’s focus on digital assets, primarily through a digital asset strategy involving the accumulation and appreciation of the Avalanche token, the Company changed its name to AVAX One Technology Ltd. (the “Company,” and all references herein to AVAX One, AVX and AgriFORCE refer to the Company).

Our Business

AgriFORCE™ began as an “ag-tech” company with a primary focus on developing and utilizing our intellectual property assets for improvements dedicated to the agricultural industry. The Company ceased all of its legacy ag-tech operations in early 2025 except that it maintained its Manna business involving the deployment of certain patented technologies, which business the Company is currently in the process of liquidating. See Part II, Item 8. Financial Statements and Supplementary Data, specifically Note 5, “Acquisitions and Dispositions.”

The Company entered into the sustainable Bitcoin Mining industry and has completed two acquisitions since late November 2024 pursuant to which the Company now operates several Bitcoin Mining facilities in Alberta, Canada and Ohio. In the third quarter of 2025, the Company announced that its main business focus would be to establish and maintain a digital asset strategy focused around the Avalanche coin. It closed a private placement on November 5, 2025 and formally launched its digital asset strategy.

The Transition

On September 22, 2025, the Company entered into subscription agreements (each, a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain institutional and accredited investors (each, an “Investor” and collectively, the “Investors”), pursuant to which the Company, subject to the restrictions and upon satisfaction of the conditions in the Subscription Agreements, agreed to sell in one or more private placement transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Offering”), to the Investors Company common shares, no par value per share (in generality, the “Common Shares”, and the aggregate number thereof referenced in this sentence, the “Shares”), and prefunded warrants to purchase common shares, in an estimated aggregate amount of $292.4 million, based on an indicative value of $33.82 per AVAX token. The final purchase price upon closing was $219.1 million, based on a per share purchase price of $2.36.

The Subscription Agreements contained representations and warranties of the Company and the Investors which are typical for transactions of this type. In the Subscription Agreements, the Company granted to the Investors, and the Investors granted to the Company, customary indemnification rights. The Subscription Agreements also contained conditions precedent to closing, including but not limited to, shareholder approval pursuant to Nasdaq Listing Rules 5635(b)-(d). The Company received shareholder approval for the transaction in October 2025.

The Offering closed on November 5, 2025, after the satisfaction of customary closing conditions, including approval of the Offering by the Company’s shareholders.

Of the aggregate $219.1 million purchase price for the Shares and warrants, an aggregate of (i) $145.4 million was paid in cash, the cryptocurrency stablecoin commonly referred to as USDC (“USDC”) based on a purchase price of $1.00 per USDC, and the cryptocurrency stablecoin commonly referred to as USDT (“USDT” and together with USDC, “Stablecoins”) based on a purchase price of $1.00 per USDT, and (ii) $73.7 million was to be paid in the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens. For purposes of the Subscription Agreements, the number of AVAX tokens was determined using the volume-weighted average price of an AVAX token (rounded to two decimal places) during the 14 consecutive calendar days ending on the Funding Payment Deadline (as defined in the Subscription Agreements) based on midnight UTC, calculated by using the hourly volume and the Messari Price as reported on messari.io. Of the $73.7 million to be paid in AVAX tokens, the Company received $49.4 million on or shortly after closing, and classified the remainder as a subscription receivable which is reflected in the statement of changes in shareholders’ equity.

The Company is using approximately $10 million of the cash net proceeds from the Offering for general corporate purposes initiated after the closing and for pre-existing working capital commitments or obligations, and the remaining cash net proceeds for the acquisition of AVAX tokens. The AVAX tokens acquired, together with the remaining net proceeds, will be used for the establishment of the Company’s cryptocurrency treasury operations to the extent consistent with the Company’s investment policy as amended or otherwise modified from time to time. In connection with the announcement of the Offering, the Company announced the launch of its digital asset treasury reserve strategy, effective upon the closing of the Offering, pursuant to which the Company planned to use AVAX tokens as its primary treasury reserve asset.

The Company also continues its Bitcoin Mining business. The Company’s current management team, consisting of Jolie Kahn, as Chief Executive Officer, and Chris Polimeni, as Chief Financial Officer, have continued in their respective roles with the Company after the closing of the Offering. However, with the exception of Amy Griffith who will continue as a director of the Company since closing, all other prior directors of the Company resigned in connection with the Offering and were replaced at that time.

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

Liquidity

Prior to the Offering, the financial statements were prepared assuming that the Company would continue as a going concern. The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. As previously discussed, the Offering has provided the Company with approximately $10.0 million of working capital. The working capital provided by the Offering, coupled with the projected cash flow from operations is expected to be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued. Accordingly, the conditions and events that previously raised substantial doubt about the Company’s ability to continue as a going concern have now been resolved, and substantial doubt no longer exists regarding the Company’s ability to continue as a going concern for at least one year after the issuance of these financial statements.

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

All inter-company balances and transactions have been eliminated on consolidation. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Name of entity:	Country of Incorporation	Purpose	Date of Incorporation
AVAX One Technology Ltd. (formerly known as AgriFORCE Growing Systems Ltd.)	Canada	Parent Company	December 22, 2017
AVAX One Operations, Inc.	United States	Crypto Asset Operating Company	October 8, 2025
AF Redwater, Inc.	Canada	Crypto Asset Production Company	November 26, 2024
AgriFORCE Investments Inc.	United States	Holding Company	April 9, 2019
AGI IP Co.	United States	Intellectual Property	March 5, 2020
West Pender Holdings, Inc.	United States	Real Estate Holding and Development Company	September 1, 2018
West Pender Consulting Company	United States	Management Advisory Services	July 9, 2019
un(Think) Food Company	United States	Food Product Manufacturing	June 20, 2022
un(Think) Food Company Canada Ltd.	Canada	Food Product Manufacturing	December 4, 2019
Radical Technologies, Ltd.	United States	Hydroxyl Device Manufacturing Company	November 25, 2024

Use of Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of derivative liabilities, valuation of embedded conversion feature, business combination, impairment as well as depreciation method. Actual results could differ from these estimates and those differences could be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact of such reclassifications on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer.

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). As a result of the launch of the digital asset treasury reserve strategy, the Company’s operating and reportable segments at December 31, 2025, include Avalanche Staking and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. At December 31, 2025, Bitcoin Mining operations were conducted at the Redwater Property in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s CODM reviews and assesses the performance of the business and allocates resources. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs, general and administrative expenses and research and development expenses. See Note 19, “Segmented Information” for further details.

Reverse Stock Splits

On December 5, 2024, the Company effected a one-for-one hundred reverse stock split of the Company’s issued and outstanding common shares (the “2024 Reverse Split”). As a result of the 2024 Reverse Split, every 100 shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2024 Reverse Split were sold at the then-prevailing price on the open market, with the proceeds being distributed on a pro rata basis to the impacted shareholders. The 2024 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, pre-funded warrants, options and warrants outstanding at the time of the date of the 2024 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2024 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to December 5, 2024, have been adjusted to reflect the 2024 Reverse Split on a retroactive basis.

On July 28, 2025, the Company effected a one-for-nine reverse stock split of the Company’s issued and outstanding common shares (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every nine shares of the Company’s old common shares were converted into one share of the Company’s new common shares. Fractional shares resulting from the 2025 Reverse Split were sold at the then-prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted shareholders. The 2025 Reverse Split automatically and proportionately adjusted all issued and outstanding shares of the Company’s common shares, as well as convertible debentures, convertible features, pre-funded warrants, options and warrants outstanding at the time of the date of the 2025 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2025 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to July 28, 2025, have been adjusted to reflect the 2025 Reverse Split on a retroactive basis.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists of cash that is not restricted as to withdrawal or use, stablecoins, and from time to time interest-bearing highly liquid investments with original maturities of three months or less at the date of purchase. As of December 31, 2024, the Company did not maintain any cash equivalents.

The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions and are typically held in secure digital wallets or on crypto asset exchanges. As of December 31, 2025, stablecoins consisted primarily of USDC which is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Additionally, the underlying reserves backing USDC, comprising cash in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows.

The Company may have corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.

Receivables

Receivables as of December 31, 2025, represents funds held in escrow, in anticipation of being held in a deposit account control agreement (“DACA”), related to the sale of debentures in October 2025. The release of funds to the Company is in the sole discretion of the investor. See Note 10, “Debentures” for further information. As of March 24, 2026, the funds were appropriately deposited into the DACA.

Digital Assets

The Company’s digital assets consist primarily of the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens and other crypto assets, such as Bitcoin. These assets are held in either custodial or non-custodial wallets under the Company’s control through secure private keys. The Company seeks to generate returns on its digital assets and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. The majority of the Company’s AVAX tokens are deployed in staking arrangements with lock-up period of less than 30 days.

Digital assets are reflected as non-current assets on the consolidated balance sheets due to the Company’s intent to retain and hold its digital assets for long-term investment purposes. Digital assets, if any, held with the intent to fund operating expenses are included in current assets on the consolidated balance sheet. In addition, digital assets that are loaned, actively managed or pledged as collateral are reported as “Digital assets - receivable, net” and classified as long-term assets on the consolidated balance sheets, consistent with the Company’s intent to primarily retain digital assets under its digital asset strategy.

The Company accounts for its digital assets under ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets, and measures such assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value represents the price that would be received for an asset in a current sale, assuming an orderly transaction between market participants on the measurement date. Market participants are considered to be independent, knowledgeable, and willing and able to transact. Fair value is measured using quoted crypto asset prices within the Company’s principal market at the time of measurement. It requires the Company to assume that its digital assets are sold in their principal market or, in the absence of a principal market, the most advantageous market to which it has access.

Proceeds from the sales of digital assets are included within investing activities in the accompanying consolidated statement of cash flows. In accordance with Accounting Standards Update (“ASU”) 2023,08, Accounting for and Disclosures of Crypto Assets (“ASU 2023-08”), the Company measures digital assets at fair value with changes recognized on the consolidated statements of operations, in accordance with ASC 350-60. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Asset Management Agreement

In September 2025, the Company entered into an asset management agreement (the “Asset Management Agreement”) with Hivemind Capital Partners, LLC (the “Asset Manager”) pursuant to which the Asset Manager provided discretionary asset management services with respect to, among other assets, the Company’s proceeds from the Offering in connection with any of the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement. The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers agreed to by the Company and the Asset Manager. The Asset Manager is entitled to receive an annual management fee (the “Management Fee”) equal to 1.25% of the account size (as defined in the Asset Management Agreement). The Management Fee is calculated and payable quarterly in advance, as of the first business day of each calendar quarter. In addition to the Management Fee, the Company will reimburse the Asset Manager for all documented out-of-pocket expenses incurred by the Asset Manager in connection with the performance of the Asset Manager’s duties under the Asset Management Agreement.

The Asset Management Agreement will, unless early terminated, continue in effect until the tenth anniversary of the effective date (as defined in the Asset Management Agreement) and, unless a party to the agreement elects not to continue the effectiveness of the Asset Management Agreement, will continue for successive five-year renewal periods upon the mutual agreement of the Asset Manager and the Company. The Asset Management Agreement may be terminated at any time for cause (i) by the Company upon at least 30 days’ prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least 60 days’ prior written notice to the Company. The Asset Manager may immediately terminate the Asset Management Agreement upon written notice to the Company if the Asset Manager reasonably determines that the continuation of its services or the Asset Management Agreement would result in a violation of any applicable law, regulation, or regulatory guidance.

Subscription Receivable - Digital Assets

In connection with Offering, certain AVAX tokens received remain in investor wallets to which the Company did not have the private keys as of December 31, 2025, because the tokens were subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscription receivable within the consolidated statements of stockholders’ equity, as contra-equity. After each individual restriction lapses and the Company obtains control, the AVAX tokens will be reclassed to digital assets.

While the restrictions remain, the Company has the right and the ability to use the AVAX tokens in staking arrangements in accordance with its revenue recognition policy.

Fair Value Measurement

Coinbase serves as the principal market for the Company’s digital assets. This determination results from a comprehensive evaluation considering various factors, including compliance, trading activity, and price stability. While Coinbase is designated as the primary exchange, the Company retains flexibility to conduct cryptocurrency transactions on other exchanges where it maintains accounts. This flexibility allows the Company to adapt to changing market conditions and explore alternative platforms when necessary to ensure cost-effective execution and fair value measurement using the most advantageous market.

The selection of Coinbase as the principal market reflects the Company’s commitment to informed decision-making and achieving the most accurate representation of fair value for its digital assets. Regular reviews ensure alignment with the Company’s objectives and cryptocurrency market dynamics.

The Company measures its digital assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone at each reporting period end with changes recognized in operating expenses in the consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment as applicable. Property and equipment acquired through business combinations are measured at fair value at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment is primarily comprised of digital asset mining equipment, which are largely homogenous and have approximately the same useful lives. Accordingly, the Company utilized the group method of depreciation for its digital asset mining equipment. The Company will update the estimated useful lives of its digital assets mining equipment periodically if information on the operations of the mining equipment indicates a change is required. The Company will assess and adjust the estimated useful lives of its mining equipment when there are indicators that the productivity of the mining assets is longer or shorter than the assigned estimated useful life.

Years
Bitcoin Mining facility and infrastructure	5 - 15
Bitminers	3 - 7
Transformers and generators	5 - 30

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

Goodwill

Goodwill is not amortized; however, the Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the fair value of goodwill is less than its carrying value. To determine if goodwill has been impaired, the Company performs a qualitative assessment to determine if more likely than not the fair value of goodwill is below its carrying value. If it is determined that more likely than not there is impairment, a quantitative impairment assessment is performed to identify potential goodwill impairment. An impairment loss is recognized when the fair value as at the measurement date is less than the carrying value. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the goodwill.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which provides that if three criteria are met, the Company is required to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which:

●	the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract;
●	the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and
●	a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional convertible debt. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common shares at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common shares at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	variable consideration;
●	constraining estimates of variable consideration;
●	the existence of a significant financing component in the contract;
●	non-cash consideration; and
●	consideration payable to a customer.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

The Company’s revenues are generated from blockchain-based operations and comprises two primary sources: (i) staking rewards earned from delegating and validator node operations, primarily Avalanche blockchain (“Avalanche Protocol”) and (ii) the production of digital assets through mining activities, primarily Bitcoin (“Bitcoin Mining”).

Avalanche Protocol

The Company engages in network-based smart contracts by staking (or “delegating”) crypto assets on nodes run by third-party operators. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adds blocks to a respective blockchain network. The terms of a smart contract vary based on the rules of the respective blockchain and typically lasts from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract.

In exchange for the foregoing services, the Company is entitled to receive non-cash consideration in the form of native crypto assets (primarily AVAX). For purposes of revenue recognition under ASC 606, the Company measures this non-cash consideration based on its fair value at contract inception. Subsequent changes in its fair value are recognized in unrealized or realized gains and losses.

In exchange for staking the crypto assets and validating transactions on blockchain networks, the Company is entitled to all of the fixed crypto asset award earned from the network when delegating to the Company’s own node and is entitled to a fractional share of the network-determined crypto asset awarded a third-party node operator receives (less crypto asset transaction fees payable to the node operator, which are immaterial and are recorded as a deduction from revenue), for successfully validating or adding a block to the blockchain. The Company’s fractional share of awards received from delegating to a third-party validator node is proportionate to the crypto assets staked by the Company compared to the total crypto assets staked by all delegators to the node at that time. If the validators do not achieve an uptime requirement of 90% (previously 80%), they will not receive any staking awards, and accordingly neither will their delegators. As a result, the Company accounts for these awards as variable consideration under ASC 606. When measuring the transaction price used to determine the amount of revenue recognized, the Company estimates the value of this variable consideration using either the most likely method or the expected value method, depending on which method it expects to better predict the amount of consideration to which it will be entitled. The Company only includes this variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

On certain blockchain networks on which the Company operates a validator node, the Company earns a validator node fee (“Validator Fee”), determined as a node operator’s published percentage of the crypto asset rewards earned on crypto assets delegated to its node. Token rewards earned from staking, as well as tokens earned as Validator Fees, are calculated and distributed directly to the Company’s digital wallets by the blockchain networks as part of their consensus mechanism.

The provision of validating blockchain transactions is an output of the Company’s ordinary activities. Each separate block creation or validation under a smart contract with a network represents a performance obligation. The satisfaction of the performance obligation for processing and validating blockchain transactions occurs over time, since the customer simultaneously receives and consumes the benefit provided by our performance as we perform. Accordingly, we recognize the transaction price for revenue related to our AVAX tokens ratably over the staking period.

Bitcoin Mining

The Company earns revenue from the production of certain digital assets through mining activities. The Company provides transaction verification services to a mining pool. Transaction verification services are an output of the Company’s ordinary activities. The Company views the mining pool as a customer and recognizes the share of block rewards and transaction fees it is entitled to receive from the pool as revenue from contracts with customers under ASC 606. The Company assessed the following factors in the determination of the inception and duration of each individual contract as follows:

●	For each individual contract, the parties’ rights, the transaction price, and the payment terms are fixed and known as of the inception of each individual contract.
●	The Company’s agreement with the pool indicates that the term of the contract expires at the end of each day, and is automatically renewed for another day unless terminated by either party.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of the non-cash consideration (the Company’s share of the block reward and transaction fees) at contract inception, which is the beginning of each day. The Company measures the non-cash consideration using the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin. The customer receives and consumes the benefits provided by the Company’s performance as the Company performs. Accordingly, the Company recognizes revenue over the term of the contract (over the day).

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

Concentrations and Current Vulnerability

The Company’s principal activities consist primarily from investing, staking and evaluating digital tokens technologies that run on the Avalanche public blockchain network. Due to the current nature of the Company’s operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in a vulnerability as of the reporting date. The concentration and potential associated vulnerabilities include, but are not limited to:

●	A decline in, or loss of, staking rewards earned from the staking of AVAX tokens delegated to one or more validator nodes on the network,
●	A decline in, or loss of, our AVAX holdings and its utility to the Avalanche Network and a source of liquidity for our business, and
●	Disruption to the nature and extent of the business plan should the Avalanche public blockchain network fail or become redundant due to technological obsolescence or regulatory action.

The AVAX token performs various functions within the Avalanche ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore, this concentration may result in vulnerability to a near-term severe impact, and at least possible that there could be events outside of our control that may result in a severe impact in the near term.

As a result, of the foregoing, the Company believes a concentration exists as of the date of these financial statements, and a dissolution of the Avalanche Foundation or an inability of the Avalanche public blockchain network and/or AVAX tokens to function as expected, could result in near-term severe impacts to our business.

Contract Balances

We recognize a receivable when the Company has a right to consideration for which the Company has completed the performance obligations and only the passage of time is required before payment of that consideration is due, and we recognize a contract asset when revenue is recognized prior to invoicing.

We recognize a contract liability when a customer provides payment to the Company for a performance obligation not yet satisfied. Payment terms generally require payments within 30 days.

Loss per Common Share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. The number of common shares used in the loss per shares calculation includes all outstanding common shares plus all common shares issuable for which there are no conditions to issue other than time. Diluted loss per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year.

Loss per common share calculations for all periods have been adjusted to reflect the reverse stock splits effected on December 5, 2024 and July 28, 2025.

Fair Value Measurements

The Company measures fair value in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

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

The Company measures and records it’s digital assets at fair value using quoted crypto asset prices within the Company’s principal market at the time of measurement which is deemed a level 1 input. See Note 4, “Digital Assets” for further details.

As part of the issuance of debentures on June 30, 2022, January 17, 2023, October 18, 2023, November 30, 2023, February 21, 2024, April 11, 2024, May 22, 2024, January 16, 2025 and March 21, 2025, as well as the private placements on June 20, 2023 and October 15, 2024, the Company issued warrants having strike prices denominated in USD. This created an obligation to issue shares for a price that is not denominated in the Company’s functional currency and renders the warrants not indexed to the Company’s shares, and therefore, must be classified as a derivative liability and measured at fair value at the end of each reporting period. On the same basis, the Series A Warrants and the representative warrants issued as part of the IPO are also classified as a derivative liability and measured at fair value. As of April 1, 2025, the Company changed its functional currency to USD. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital. See Note 13, “Derivative Liabilities” for further details.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value when an impairment charge is recognized. See Note 7, “Property and Equipment” and Note 8, “Intangible Assets” for further information regarding impairment charges recorded during the years ended December 31, 2025 and 2024.

Assets and liabilities not measured and recorded at fair value

Certain of the Company’s financial instruments are not measured and recorded at fair value but their carrying values approximate fair value due to their liquid or short-term nature such as current assets, accounts payable and accrued expenses, debentures and other current liabilities.

Income Taxes

Current tax expense is the expected tax payable on the taxable income for the period, using tax rates enacted at period-end.

Deferred tax assets, including those arising from tax loss carryforwards, require management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities.

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no material uncertain tax positions as of December 31, 2025 and 2024.

Share-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option-valuation model (the “Black-Scholes model”). This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common shares, expected option life, and expected volatility in the market value of the underlying common shares. The Company recognizes any forfeitures as they occur.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires companies to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items. The standard also requires companies to disaggregate income taxes paid by federal, state and foreign taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a retrospective or prospective basis. The amendments are effective for the Company for the fiscal year ended December 31, 2025. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. See Note 16, “Income Taxes” for further information.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

4. DIGITAL ASSETS

Digital Assets

The following table presents the Company’s digital assets held as of December 31, 2025 and 2024, which are measured at fair value in accordance in ASC 350-60, Intangibles - Crypto Assets. Measurement is based on quoted prices in active markets (Level 1 input under ASC 820, Fair Value Measurement).

	December 31, 2025			December 31, 2024
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,409,212.272	$160,039,924	$152,509,109	-	$-	$-
Bitcoin	13.272	1,396,934	1,161,251	0.270	28,414	26,282
Total digital assets		$161,436,858	$153,670,360		$28,414	$26,282

Activity Rollforward

The following table summarizes the activity in the Company’s digital assets for the years ended December 31, 2025 and 2024:

Amounts
December 31, 2023 - Fair Market Value	$-
Additions and purchases of digital assets	25,246
Unrealized gain on market valuation	1,036
December 31, 2024 - Fair Market Value	$26,282
Investor contributions	49,432,541
Additions and purchases of digital assets	109,999,778
Rewards earned from blockchain infrastructure	2,340,279
Sale of digital assets	(450,884)
Transaction fees and other costs	2,133
Unrealized loss on market valuation	(7,679,769)
December 31, 2025 - Fair Market Value	$153,670,360

Investor contributions in the table above are shown net of $24,233,587 of AVAX tokens in subscription receivable.

The Company recognized realized gains of $86,728 and $0 on the disposition of digital assets during the years ended December 31, 2025 and 2024, respectively. There were no realized losses on dispositions of digital assets during the years ended December 31, 2025 and 2024.

Investor Contributions - Subscription Receivable

In connection with Offering, certain AVAX tokens received remain in investor wallets to which the Company did not have the private keys as of December 31, 2025, because the tokens were subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscription receivable within the consolidated statements of stockholders’ equity as contra-equity. After each individual restriction lapses and the Company obtains control, the AVAX tokens will be reclassed to digital assets.

The following table summarizes the total AVAX tokens subject to restriction as of December 31, 2025:

	December 31, 2025
	Quantity	Cost Basis
Restricted tokens pledged as collateral	434,700.000	$7,207,326
Other restricted tokens	1,026,915.600	17,026,261
Total subscription receivable - digital assets	1,461,615.600	$24,233,587

The following table summarizes the restrictions that apply to the AVAX tokens classified as digital assets and the AVAX tokens classified as subscription receivables as of December 31, 2025:

Restriction Period	AVAX Tokens
Tokens unlock over 108 equal monthly increments beginning December 2026 and concluding November 2035	7,220,217
Tokens unlock in equal weekly increments concluding July 2027	1,346,044
Tokens unlock in equal quarterly increments beginning February 2026 and concluding July 2030	661,500
Tokens unlock in equal weekly increments concluding September 2027	462,238
Tokens unlock in equal weekly increments beginning in March 2026 and concluding February 2027	447,428
Tokens unlock in equal weekly increments concluding May 2027	243,024
Tokens unlock in equal weekly increments concluding July 2028	235,095
Tokens unlock in equal weekly increments beginning September 2026 and concluding March 2027	230,000
Tokens unlock at a rate of approximately 41% in March 2026 and approximately 59% April 2026	85,000
Tokens unlock at a rate of approximately 42% per week through March 2026 and approximately 58% per week concluding March 2027	51,084
Tokens unlock in equal weekly installments concluding March 2026	19,589
11,001,219

In accordance with ASU 2022-03 (Topic 820), these restrictions are not considered a part of the unit of account for the AVAX tokens and was not considered when measuring the AVAX tokens at fair value.

5. ACQUISITIONS AND DISPOSITIONS

(a)	Bald Eagle Acquisition

On January 17, 2025, the Company consummated the acquisition of assets of Bald Eagle Mining, LLC (“Bald Eagle”), located in Columbiana Country, Ohio, for a total purchase price of $4,765,000. Bald Eagle is a Bitcoin Mining facility, powered by 5MW of flared natural gas energy, which at the time of the acquisition supported over 900 Bitcoin Mining units. During the year ended December 31, 2025, the Company increased the number of mining units at the Bald Eagle mining site to 1,662.

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024.

	Pro forma year ended December 31, 2025	Pro forma year ended December 31, 2024
Revenue	2,340,811	1,768,790
Net loss	(33,195,206)	(16,271,888)

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

The following table summarizes the consideration transferred to acquire Bald Eagle and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

January 17, 2025
Cash consideration	$3,550,000
Option payment	1,215,000
Purchase price	$4,765,000

Assets acquired
S19J Pro Bitmain ASIC Miners	746,159
Natural gas power generators	1,671,586
Transformers	131,878
Data centers	609,554
Shipping containers	13,744
Standby generators	66,090
Fair value of identified net assets acquired	$3,239,011
Goodwill acquired on acquisition	$1,525,989

As of December 31, 2025, the Company’s goodwill balance was $1,535,333 (foreign exchange gain of $9,344).

The Company will continue to operate its Bitcoin Mining business alongside its AVAX treasury business, which will be the main business operation post-closing.

(b)	Redwater Acquisition

On November 28, 2024, the Company completed its acquisition of the Redwater Bitcoin Mining Facility, located in Alberta, Canada (“Redwater”), for a total purchase price of approximately $1.5 million. The acquisition was accounted for as an asset acquisition as, at the time of acquisition, no outputs were produced from the property, and skilled employees or contractors required for the operation of the facility were not included in the transaction. The purchase price consisted primarily of cash proceeds paid to the seller, and legal transaction costs. The acquired assets are amortized commencing on the acquisition date over the remaining estimated useful lives thereof.

The purchase price was allocated based on the relative fair value of the assets acquired as follows:

Assets Acquired:	Fair Value
S19J Pro Bitmain ASIC Miners	$102,812
Natural Gas Power Plant	566,009
Power Purchase Agreement	673,769
Bitcoin Mining Facility and Infrastructure	171,116
$1,513,706

The Power Purchase Agreement between the Company and Rivogenix Energy Corp (“Rivogenix”), allows the Company to obtain natural gas for its natural gas power plant. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded at the present value of the contractual benefit. As per the agreement, Rivogenix procures the natural gas required to generate power using the Natural Gas Power Plant and allows the Company to purchase the power generated at a rate of CAD $0.055 per kilowatt hour (KWH). The expected power cost per kilowatt hour in Alberta was determined to be CAD $0.0883, providing a discount of CAD $0.0383. The power usage required to operate each of the acquired Bitcoin Miners is 75.9KWH per day per Bitcoin Miner. The discount rate used in the present value calculation is 11.25%, and the period of the contract has been determined to be three years.

(c)	Radical Clean Solutions Acquisition / Disposition

In August 2024, the Company completed the acquisition of assets of Radical Clean Solutions, Inc. (“RCS”), effectively increasing its interest from 14% to 100%, and providing the Company control over RCS. The RCS technology is a product line consisting of patent-pending “smart hydroxyl generation systems” focused on numerous industry verticals that is proven to eliminate 99.99+% of all major pathogens, virus, mold, volatile organic compounds and allergy triggers. As the Company’s investment in RCS does not have a readily determinable fair value, the Company previously elected to account for its 14% interest in RCS at cost, less impairment. The Company recognized a loss on the investment of $97,488 during the year ended December 31, 2024.

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company incurred a loss on disposal of the RCS business, which is reflected on the consolidated statement of operations as a loss on disposal of business of $880,482.

Details of the assets and liabilities of discontinued operations are as follows:

	December 31, 2025	December 31, 2024
Carrying amount of major classes of assets included as part of discontinued operations
Current
Prepaid expenses and other current assets	$-	$245,019
Inventories	-	36,482
Total current assets in discontinued operations	-	281,501

Non-current
Intangible assets, net	$-	$494,114
Goodwill	-	294,941
Total long-term assets in discontinued operations	-	789,055

Carrying amount of major classes of liabilities included as part of discontinued operations
Current
Accounts payable and accrued liabilities	$-	$99,111
Total current liabilities in discontinued operations	-	99,111

Non-current
Other liabilities	$-	$98,864
Total long-term liabilities in discontinued operations	-	98,864

Cash used in operating activities from discontinued operations was $0.3 million for the year ended December 31, 2025 (December 31, 2024 - $0.4 million). There were no cash flows related to investing or financing activities of discontinued operations during the years ended December 31, 2025 and 2024. The details of the component information of the discontinued operations are disclosed in the segment reporting information in Note 19, “Segmented Information.”

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid insurance	$2,240,660	$-
Prepaid Bitcoin Mining infrastructure	2,964,644	227,087
Prepaid filings fees	552,200	3,034
Other	105,548	90,092
	$5,863,052	$320,213

During the year ended December 31, 2024, the Company wrote off a non-refundable deposit amounting to $12,000 which was related to a land purchase agreement.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2025	December 31, 2024
Bitcoin Mining facility and infrastructure	$2,555,848	$170,139
Bitminers	1,570,552	102,225
Transformers and generators	779,950	562,778
Furniture and fixtures	-	2,358
Total property and equipment	4,906,350	837,500
Less: accumulated depreciation	(660,103)	(28,605)
Property and equipment, net	$4,246,247	$808,895

During the years ended December 31, 2025 and 2024, the depreciation expenses on property and equipment was $592,709 and $1,970, respectively.

The Company determined there was an indication of impairment for the Redwater reporting unit during the year ended December 31, 2025 due to the operating performance, which resulted in an impairment of Bitminers totalling $452,635 based on the replacement cost which was considered a level 2 fair value estimate.

The Company disposed of property and equipment during the year ended December 31, 2024, resulting in a loss of $4,252, which is reflected as other losses in the accompanying consolidated statement of operations.

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2025	December 31, 2024
Manna IP	$2,243,812	$7,347,757
Power Purchase Agreement	408,857	625,736
Total intangible assets	2,652,669	7,973,493
Less: Accumulated amortization	(693,812)	(159,917)
Intangible assets, net	$1,958,857	$7,813,576

Manna Intellectual Property

In 2021, the Company acquired intellectual property (the “Manna IP”) pursuant to an asset purchase agreement with an unrelated third party. The Manna IP encompasses various patented technologies to naturally process and convert, among other things, fiber rich baking flour products. The Company accounted for the purchase as an asset acquisition and the Manna IP is amortized over its estimated useful life of 20 years. During the years ended December 31, 2025 and 2024, the Company recorded amortization expenses totalling $555,049 and $632,051, respectively.

During the year ended December 31, 2024, the Company determined there was indication of impairment for the intangible assets due in part to the significant decline in the Company’s share price. As a result, the Company performed an intangible asset impairment test and determined that the fair value of the intangible asset was $7,832,200 based on an income approach using forecasted discounted royalty payments. For valuing the Manna IP, the Company made estimates regarding future revenues of a market participant, royalty rate, tax rate, and discount rate. The resulting fair value estimate was considered a level 3 fair value estimate given the significant uncertainty involved in estimating future revenues and other inputs.

In December 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1,550,000 (the “Purchase Price”), of which $50,000 was received as a deposit and is reflected in the accompanying consolidated balance sheet as other liabilities. Based on the Purchase Price, the Company determined the Manna IP asset was impaired as of December 31, 2025, and recorded an impairment charge totalling $5,110,592 which is reflected in the accompanying consolidated statement of operations as intangible asset impairment. The remaining balance of $1,550,000 is included within the Corporate and Other reportable segment.

Power Purchase Agreement

In November 2024, the Company acquired the power purchase agreement (the “Power Purchase Agreement”) pursuant to the Redwater acquisition. The Power Purchase Agreement allows the Company to obtain natural gas for its Natural Gas Power Plant, which was also acquired pursuant to the Redwater acquisition. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit, estimated to be three years. During the years ended December 31, 2025 and 2024, the Company recorded amortization expenses totalling $217,548 and $32,335, respectively, which is reflected in cost of revenue in the accompanying consolidated statement of operations.

The estimated annual amortization expense for the Power Purchase Agreement is $224,429 in 2026 and $184,428 in 2027.

Radical Clean Solutions

As discussed in Note 5, “Acquisitions and Dispositions,” the Company completed the asset acquisition of RCS in August 2024 and in July 2025, mutually agreed to return the assets and certain liabilities to the seller. The Company recorded a loss on disposal of the RCS business totalling $880,482 and reclassified the asset and liabilities of RCS to assets and liabilities of discontinue operations in the accompany consolidated financial statements.

In connection with the RCS acquisition, the following intangible assets were acquired in August 2024:

	Weighted Average Useful Life (Years)
In-process research and development	Term of the patent	$300,000
Trademark	10	10,000
Brand logo	10	10,000
Web domain	5	10,000
Customer list	5	138,000
Device firmware and software	5	50,000
RCS blueprints	5	20,000
		$538,000

During the years ended December 31, 2025 and 2024, the Company recorded amortization expenses totalling $30,548 and $16,218, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$545,286	$597,057
Accrued expenses	734,684	1,887,127
	$1,279,970	$2,484,184

10. DEBENTURES

In June 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with arm’s-length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $47,025,000 with a 10% original issue discount (the “Debentures”). On June 30, 2022, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $14,025,000 for gross proceeds of $12,750,000, after considering the 10% original issue discount (“First Tranche Debentures”). In addition, the Investors received 91 warrants at a strike price of $12,210.00, which expired on December 31, 2025 (the “First Tranche Warrants” and the issuance of the First Tranche Debentures and the Frist Tranche Warrants, the “First Tranche”). The First Tranche Warrants and First Tranche Debentures each have down-round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1,634,894. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interests.

The Investors had the right to purchase additional tranches of $5,000,000 each, up to a total additional principal amount of $33,000,000.

From January 2023 through May 2024, the Investors purchased additional tranches under the Purchase Agreements under similar terms as the First Tranche for an aggregate principal amount of $13,059,923.

The details of each of these seven tranches are summarized in the table below:

Description	Date	Face Amount	Original Issue Discount	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
1st Tranche	06/30/22	14,025,000	10%	$12,750,000	11,100.000	09/01/22	91	12,210.000	12/31/25	$1,634,894
2nd Tranche	01/17/23	5,076,923	10%	4,615,385	6,200.000	07/01/23	59	6,200.000	12/31/25	325,962
3rd Tranche	10/18/23	2,750,000	10%	2,500,000	2,358.000	01/01/24	689	2,358.000	04/18/27	31,915
4th Tranche	11/30/23	2,750,000	10%	2,500,000	810.000	05/01/24	2,207	810.000	05/30/27	30,040
5th Tranche	02/21/24	1,100,000	10%	1,000,000	192.600	08/01/24	3,712	211.860	08/21/27	50,000
6th Tranche	04/11/24	550,000	10%	500,000	146.700	10/01/24	2,437	162.000	10/11/27	31,309
7th Tranche	05/22/24	833,000	10%	750,000	90.000	11/01/24	6,016	99.000	11/22/27	3,154

*	-principal payments are due to be made in 25 equal installments.

Interest rates - 5% for the first 12 months; and 8% thereafter.

These debentures may be extended for six months, at the election of the Company, by paying a sum equal to six months of interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

In January 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreements”) with arm’s-length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $50.0 million in debentures with a 10% original issue discount. On January 16, 2025, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $7,700,000 for gross proceeds of $7,000,000, after considering the 10% original issue discount. In addition, the Investors received 212,256 warrants at a strike price of $25.938. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58.

From March 2025 through October 2025, the Investors purchased additional tranches under the 2025 Purchase Agreements under similar terms as the January 2025 Tranche for an aggregate principal amount of $10,513,334.

The details of each of the tranches are summarized in the table below:

Description	Date	Face Amount	Original Issue Discount	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
Jan-25 Tranche	01/16/25	7,700,000	10%	7,000,000	23.580	04/01/25	212,256	25.938	07/16/28	290,000
Mar-25 Tranche	03/21/25	1,320,000	10%	1,188,000	17.910	07/01/25	47,906	17.910	09/21/28	-
May-25 Tranche	05/21/25	110,000	10%	100,000	17.910	09/01/25	4,889	17.910	11/21/28	-
Jul-25 Tranche	07/21/25	833,334	10%	750,000	6.741	10/21/25	80,354	6.741	01/21/29	-
Sep-25 Tranche	09/25/25	550,000	10%	495,000	2.410	12/21/25	148,340	2.650	09/25/29	-
Oct-25 Tranche	10/24/25	7,700,000	10%	6,930,000	2.410	12/21/25	2,076,763	2.410	04/24/29

*	-principal payments due to be made in 25 equal installments.

Interest rates - 5% for the first 12 months; and 8% thereafter.

These debentures may be extended for six months, at the election of the Company, by paying a sum equal to six months of interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

(a) - The Company received $1,500,000 in October 2025 and the additional $5,430,000 is held in a DACA account which serves as collateral for the October 2025 tranche. The funds held in the DACA are reflected as restricted cash in the accompanying consolidated balance sheets.

In April 2025, the Company issued a promissory note (the “April 2025 Note”) with an arm’s-length accredited investor for $290,000 in debentures with a $40,000 original issue discount for gross proceeds of $250,000. The interest rate is 12% applied on the issuance date to the principal amount of $290,000. The April 2025 Note was satisfied in full in October 2025.

The following table summarizes our outstanding debentures as of the dates indicated:

	Maturity	Cash Interest Rate	December 31, 2025	December 31, 2024
Principal (First Tranche Debentures)	December 2024	5.00% - 8.00%	$25,000	$25,000
Principal (Second Tranche Debentures)	July 2025	5.00% - 8.00%	25,000	25,000
Principal (Fourth Tranche Debentures)	June 2026	5.00% - 8.00%	7,767	1,485,714
Principal (May 2025 Tranche Debentures)	May 2026	5%	86,400	-
Principal (July 2025 Tranche Debentures)	May 2026	5%	833,333	-
Principal (September 2025 Tranche Debentures)	July 2026	5%	550,000	-
Principal (October 2025 Tranche Debentures)	October 2026	5%	7,700,000	-
Debt issuance costs and discounts			(2,788,455)	(92,505)
Total Debentures (current)			$6,439,045	$1,443,209

During the year ended December 31, 2025, the Investors converted $16,186,143 of principal and interest into the Company’s common shares resulting in an $86,563 gain on the conversion of convertible debentures and $10,131,237 of losses on extinguishment debt. During the year ended December 31, 2025, the Company incurred $3,148,068 in accretion interest and made $431,552 of cash repayments.

During the year ended December 31, 2024, the Investors converted $11,469,407 of principal and interest into the Company’s common shares resulting in a $1,627,858 loss on the conversion of convertible debentures and $2,805,306 of losses on the extinguishment of debentures. During the year ended December 31, 2024, the Company incurred $2,978,722 in accretion interest and made $1,331,467 of cash repayments.

Subsequent to year end, on January 2, 2026, the Company entered into security purchase agreements with certain accredited investors for the purchase of $7,000,000 in convertible debentures (the “January 2026 Debentures”) due January 1, 2027. The Debentures are convertible into common shares at $2.41 per share. As of December 31, 2025, the Convertible Debt Investors have the right to purchase additional tranches in an aggregate principal amount of $31,786,666. In addition, the accredited investors received 3,013,245 warrants at a strike price of $2.41 which expire on June 2, 2029 (the “January 2026 Debenture Warrants”). The 2026 Debenture and the 2026 Debenture Warrants each have down-round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices.

11. LOAN

In May 2025, the Company entered into a Master Loan Agreement (the “MLA”) with BitGo Prime, LLC providing the Company the ability to secure USD cash loans secured by Bitcoin (“BTC”). On May 5, 2025, the Company entered into a loan under the MLA for a total of $200,000, collateralized by three BTC with an interest rate of 11% per annum and a maturity date of August 31, 2025 (the “May 2025 BitGo Loan”). On August 29, 2025, the Company repaid the outstanding balance under the May 2025 BitGo loan and entered into a new loan agreement for a total of $275,000, collateralized by four BTC, with an interest rate of 9.99% per annum and an open maturity date (the “August 2025 BitGo Loan”).

As of December 31, 2025, the aggregate outstanding balance on the August 2025 BitGo Loan was $220,000, The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

12. LONG TERM LOAN

In December 2020, the Company entered into a loan agreement with Alterna Bank for a principal amount of $27,799 (CAD$40,000) (December 31, 2024 - $30,243 (CAD$40,000)) under the Canada Emergency Business Account Program (the “Program”). The Program, as set out by the Government of Canada, requires that the funds from this loan shall only be used by the Company to pay non-deferrable operating expenses including, without limitation, payroll, rent, utilities, insurance, property tax and regularly scheduled debt service, and may not be used to fund any payments or expenses such as prepayment or refinancing of existing indebtedness, payments of dividends, distributions and increases in management compensation. The loan was interest free during the initial term, which ended on January 18, 2024. The outstanding loan after the initial term bears interest at a rate of 5% per annum, payable monthly until the maturity date, December 31, 2026.

In April 2021, the Company applied for an additional loan with Alterna Bank under the Program and received $13,900 (CAD$20,000) (December 31, 2024 - $15,122 (CAD$20,000)). The additional loan is subject to the original terms and conditions of the Program.

On November 14, 2025, the Company repaid the total outstanding loan balance of $42,787 (CAD $60,000) plus accrued and unpaid interest of $2,939 (CAD $4,121).

13. DERIVATIVE LIABILITIES

As a result of the change in the Company’s functional currency as discussed in Note 2, “Basis of Presentation,” effective April 1, 2025, the derivative liabilities, consisting of warrant liabilities and the debenture conversion features were reclassified to equity.

Warrant Liabilities

As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model to value the warrant liabilities. The warrant liabilities reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the warrant liabilities are summarized in the table below:

		Monte-Carlo Option Pricing Assumptions - April 1, 2025
	No. of Warrants	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Expected Term	FV of Warrant Liability
1st Tranche	91	$1.10	0.00%	105.00%	3.90%	0.75	$761
2nd Tranche	59	$1.10	0.00%	105.00%	3.72%	1.80	591
3rd Tranche	689	$1.10	0.00%	105.00%	3.89%	2.05	4,230
4th Tranche	2,207	$1.10	0.00%	100.00%	3.89%	2.17	12,380
5th Tranche	3,712	$1.10	0.00%	105.00%	3.89%	2.39	22,560
6th Tranche	2,437	$1.10	0.00%	105.00%	3.89%	2.53	15,670
7th Tranche	6,016	$1.10	0.00%	105.00%	3.89%	2.64	36,620
Jan-25 Tranche	212,256	$1.10	0.00%	100.00%	3.90%	3.30	1,364,830
Mar-25 Tranche	47,907	$1.10	0.00%	100.00%	3.91%	3.47	329,850
Warrant Liability Reclassified to equity							$1,787,492

As of December 31, 2024, the Company utilized the Monte Carlo option-pricing model to value the warrant liabilities. The warrant liabilities reflected on the December 31, 2024 consolidated balance sheet, as well as the assumptions used by the Company to value the warrant liabilities are summarized in the table below:

		Monte-Carlo Option Pricing Assumptions - December 31, 2024
	No. of Warrants	Stock Price	Dividend Yield	Expected Volatility	Risk Free Rate of Return	Expected Term	FV of Warrant Liability
1st Tranche	91	$2.37	0.00%	90.00%	4.16%	1.00	$756
2nd Tranche	59	$2.37	0.00%	95.00%	4.21%	1.55	596
3rd Tranche	689	$2.37	0.00%	95.00%	4.26%	2.30	8,125
4th Tranche	2,207	$2.37	0.00%	90.00%	4.20%	2.42	25,621
5th Tranche	3,712	$2.37	0.00%	95.00%	4.26%	2.64	47,444
6th Tranche	2,437	$2.37	0.00%	95.00%	4.27%	2.78	30,268
7th Tranche	6,016	$2.37	0.00%	95.00%	4.27%	2.89	79,052
December 31, 2024 Warrant Liability - Debentures							$191,860
Fair value of Equity Warrants							42
December 31, 2024 Warrant Liability							$191,902

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

As of December 31, 2024, the Company utilized the Monte Carlo option-pricing model to value the debenture conversion feature. The liability reflected on the December 31, 2024 balance sheet, as well as the assumptions used by the Company to value the debenture conversion feature are summarized in the table below.

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

During the year ended December 31, 2025, a debt extinguishment of $115,384 occurred for the increase in principal of Tranche 4 of 15%.

As of December 31, 2025, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as equity due to the Company changing its functional currency to USD as of April 1, 2025. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the Equity Warrants met the classification criteria to be recorded as equity and the Equity Warrants were reclassified to additional-paid-in capital.

As of December 31, 2024, Equity Warrants were classified as Level 1 financial instruments, while the Debenture Warrants and Debenture Convertible Feature are classified as Level 3 financial instruments.

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2025 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2024	$21	$191,880	$293,762	$485,663
Additions	-	4,150,660	1,183,000	5,333,660
Conversions	-	-	(74,186)	(74,186)
Change in fair value	-	(2,560,523)	(416,388)	(2,976,911)
Effect of exchange rate changes	-	1,693	1,584	3,277
Reclassification to equity	(21)	(1,783,710)	(987,772)	(2,771,503)
Balance at December 31, 2025	$-	$-	$-	$-

Changes in the fair value of Company’s Level 1 and 3 financial instruments for the year ended December 31, 2024 were as follows:

	Level 1	Level 3	Level 3
	IPO and Rep Warrants	Debenture Warrants	Debenture Convertible Feature	Total
Balance at December 31, 2023	$11,308	$955,000	$1,724,000	$2,690,308
Additions	-	1,175,000	854,000	2,029,000
Conversions	-	-	(2,703,836)	(2,703,836)
Expiries	(14,769)	-	-	(14,769)
Change in fair value	4,104	(1,890,135)	493,501	(1,392,530)
Effect of exchange rate changes	(622)	(47,985)	(73,903)	(122,510)
Balance at December 31, 2024	$21	$191,880	$293,762	$485,663

Due to the expiry date of the warrants and conversion feature being subsequent to December 31, 2024, the liabilities have been classified as non-current.

14. STOCKHOLDERS’ EQUITY

a)	Authorized Share Capital and Equity Incentive Plan

The Company is authorized to issue unlimited preferred shares with no par value and unlimited common shares with no par value.

In 2024, the equity incentive plan (the “2024 Equity Incentive Plan”) was adopted and approved and will remain in effect until July 2028, unless terminated earlier by the Company’s board of directors. Awards under the 2024 Equity Incentive Plan are available to be granted to officers, directors, employees, and consultants and in amounts and to individuals as determined by the compensation committee, in its sole discretion. The 2024 Equity Incentive Plan provides for the grants of options, warrants, restricted shares, preferred shares or restricted stock units.

In 2025, the shareholders approved an increase in the number of common shares reserved under the 2024 Equity Incentive Plan from 87,237 shares to 5,750,000 shares. As of December 31, 2025, three employees (including each of our executive officers) and five non-employee directors are eligible to participate in the 2024 Equity Incentive Plan.

b)	Share Issuances and Repurchases

The Company had the following common share transactions during the year ended December 31, 2025:

	No. of shares	Amount
Shares issued for conversion of convertible debt	2,784,169	$16,186,143
Shares issued for cash at the market, net of issuance costs	494,390	1,447,737
Shares issued in the offering, net of issuance costs	87,699,328	198,449,318
Shares issued for compensation, vested	804,445	1,795,671
Shares issued for consulting services, vested	935,641	228,969
Shares issued on exercise of warrants	231,920	403,061
Repurchases of shares	(183,346)	(257,964)
Total common shares issued	92,766,547	$218,252,935

The Company had the following common share transactions during the year ended December 31, 2024:

	No. of shares	Amount
Shares issued for conversion of convertible debt	99,443	$11,469,407
Shares issued for cash	59,651	2,775,616
Shares issued for compensation	950	115,639
Shares issued for consulting services	158	27,624
Shares issued for business combination	5,556	295,000
Shares issued on conversion of vested pre-funded warrants	7	530,429
Total common shares issued	165,765	$15,213,715

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. During the year ended December 31, 2025, the Company repurchased 183,346 of its common shares for an aggregate purchase price of $257,964.

As of December 31, 2024, the Company owed $44,214 worth of share-based compensation to a former officer of the Company which has been reflected as an obligation to issue shares in the consolidated statements of shareholders’ equity.

c)	Stock Options

The Company has adopted a stock option plan (the “Option Plan”) for its directors, officers, employees and consultants to acquire common shares of the Company. The terms and conditions of the options are determined by the board of directors. As of December 31, 2025 there were 9,293,880 shares available for future issuance and there were no options outstanding under the Option Plan. As of December 31, 2024 there were 61 options outstanding at a weighted average exercise price of $4,236, all of which were exercisable as of December 31, 2024 and cancelled during the year ended December 31, 2025.

d)	Warrants

The Company’s outstanding warrants as of December 31, 2025, were:

	No. of warrants	Weighted average exercise price		Expiration Date
		$
Outstanding, December 31, 2023	3,197	2,314.07
Granted February 21, 2024	3,712	10.00	(a), (b)	August 21, 2027
Granted April 11, 2024	2,437	10.00	(a), (b)	October 11, 2027
Granted May 22, 2024	6,016	11.00	(a), (b)	November 22, 2027
Expired July 16, 2024	(72)	30,000.00
Outstanding, December 31, 2024	15,291	351.57
Granted January 16, 2025	212,256	25.94		July 16, 2028
Granted March 21, 2025	47,906	17.91		September 21, 2028
Granted May 21, 2025	4,889	17.91		November 21, 2028
Granted July 21, 2025	80,354	6.74		January 21, 2029
Granted September 25, 2025	148,340	2.65		September 25, 2029
Granted October 24, 2025	2,076,763	2.41		April 24, 2029
Exercised	(260,797)	2.36
Expired	(170)	115,372.69
Outstanding, December 31, 2025	2,324,832	2.36

(a)	The issuance of the Seventh Tranche Debenture on May 22, 2024 triggered the down-round provision, adjusting the exercise prices of the Debenture Warrants to $10.00 (Note 10).

(b)	On January 16, 2025, institutional investors purchased $7,700,000 of convertible debt and warrants were issued with an exercise price of $2.62 per share. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $2.62.

In connection with the closing of the Offering, the Company issued to the Investors the Pre-Funded Warrants exercisable for an aggregate of 6,123,837 Common Shares. The Pre-Funded Warrants were sold at an offering price of $2.3599 per Pre-Funded Warrant, which represents the per share offering price of $2.36 less the $0.0001 per share exercise price for each such Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. These Pre-Funded Warrants are excluded from the foregoing table.

e)	Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Diluted net loss per share is computed by giving effect to all potential weighted average dilutive common shares. For diluted net loss per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.

The following table sets forth the computation of basic and diluted net loss per share:

	December 31, 2025	December 31, 2024
Basic net loss per share:
Numerator
Net loss from continuing operations	$(31,994,535)	$(15,871,753)
Net loss from discontinued operations	$(1,200,671)	$(403,062)
Net loss	$(33,195,206)	$(16,274,815)
Denominator
Basic weighted-average common shares outstanding	16,390,876	79,292
Basic net loss per share for continuing operations	$(1.95)	$(200.17)
Basic net loss per share for discontinued operations	$(0.07)	$(5.08)
Basic net loss per share, total	$(2.03)	$(205.25)

Diluted net loss per share:
Numerator
Net loss from continuing operations	$(31,994,535)	$(15,871,753)
Net loss from discontinued operations	$(1,200,671)	$(403,062)
Net loss	$(33,195,206)	$(16,274,815)
Change in fair value of convertible debenture warrants	$(2,560,523)	$(1,890,135)
Diluted net loss	$(35,755,729)	$(18,164,950)
Denominator
Number of shares used in basic net loss per share computation	16,390,876	79,292
Weighted-average effect of potentially dilutive securities:
Convertible warrants	255,649	11,757
Diluted weighted-average common shares outstanding	16,646,525	91,049
Diluted net loss per share for continuing operations	$(2.08)	$(195.08)
Diluted net loss per share for discontinued operations	$(0.07)	$(4.43)
Diluted net loss per share, total	$(2.15)	$(199.51)

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows (in common equivalent shares):

	December 31, 2025	December 31, 2024
Warrants	2,324,832	15,291
Options	-	61
Convertible debentures	3,909,958	650,726
Total anti-dilutive weighted average shares	6,234,790	666,078

15. REVENUE

For the year ended December 31, 2025, the Company’s primary source of revenue has been from its digital asset strategy and are as follows:

	December 31, 2025	December 31, 2024
Avalanche staking	$607,605	$-
Bitcoin Mining	1,732,675	26,572
Other	531	-
Total revenue	$2,340,811	$26,572

16. INCOME TAXES

For the years ended December 31, 2025 and 2024, loss before income tax provision consisted of the following:

	December 31, 2025	December 31, 2024
Domestic operations – Canada	$(25,482,135)	$(15,395,415)
Foreign operations - United States	(7,713,071)	(879,400)
Loss before income taxes	$(33,195,206)	$(16,274,815)

The following table reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense for the year ended December 31, 2025.

	December 31, 2025
Loss before taxes	$(33,195,206)
Statutory tax rate	27.00%
Income taxes at the statutory rate	$(8,962,706)	27%
Foreign tax effects
United States:
Statutory tax rate difference between US and Canada	462,784	-1%
Foreign currency translation	(38,054)	0%
Other adjustments	134,940	0%
Change in valuation allowance	1,522,860	-5%
Non-taxable or non-deductible items:
Debt conversion and extinguishment losses	2,712,062	-8%
Non-deductible accretion interest	843,158	-3%
Share issuance costs	(454,114)	1%
Stock-based compensation	410,442	-1%
Foreign currency translation	(716,327)	2%
Change in fair value of warrants	(803,766)	2%
Other permanent differences	7,292	0%
Changes in valuation allowance	4,556,376	-13%
Other adjustments	325,053	-1%
Income tax expense (recovery)	$-	0%

The following table reconciles income taxes calculated at the Canadian statutory rate with the actual income tax expense for the year ended December 31, 2024.

	December 31, 2024
Loss before taxes	$(16,274,815)
Statutory tax rate	27.00%
Income taxes at the statutory rate	$(4,394,200)	27%
Change in fair value of derivative liabilities	(377,536)	2%
Non-deductible accretion interest	671,064	-4%
Debt conversion and extinguishment losses	1,195,929	-7%
Stock-based compensation	109,803	-1%
Share issue costs	(126,529)	1%
Foreign currency translation	1,159,454	-7%
Other	(80,453)	0%
Total	$(1,842,468)	11%
Change in valuation allowance	1,842,468	-11%
Total income tax expense (benefit)	$-	0%

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

	December 31, 2025	December 31, 2024
Deferred tax assets:
Unused net operating losses carry forward - Canada	$14,365,607	$10,904,961
Unused net operating losses carry forward - US Federal and State	930,193	1,036,463
Share issue costs - Canada	155,787	261,984
Unrealized loss on market revaluation - US	1,630,987	-
Intangible capital assets - Canada	2,695,255	1,388,075
Intangible capital assets - US	258	-
SR&ED pool - Canada	61,301	-
Total deferred tax assets	$19,839,388	$13,591,483

Deferred tax liabilities:
Tangible capital assets - Canada	$(217,943)	$(51,391)
Other - US	(2,113)	-
Total deferred tax liabilities	$(220,056)	$(51,391)

Deferred tax asset	$19,619,332	$13,540,092
Valuation allowance	(19,619,332)	(13,540,092)
Net deferred tax assets (liabilities)	$-	$-

The Company has unclaimed Canadian SR&ED expenditures of approximately $311,180 (in Canadian dollars) as of December 31, 2025 and 2024 which can be carried forward indefinitely to reduce future years’ taxable income. The balance is included as a reduction of research and development expense.

As of December 31, 2025 and 2024, the Company had unused US Federal net operating losses of $3,723,575 and $3,838,758, which can be carried forward indefinitely to reduce future years’ taxable income, and unused US State net operating losses of $705,914 and nil, which can be carried forward to the year 2041 to reduce future years’ taxable income.

The Company has Canadian non-capital losses for the years ended December 31, 2025 and 2024 of $72,924,079 and $57,969,965, respectively (in Canadian dollars). The non-capital losses as of December 31, 2025 can be used to offset future taxable income in Canada, and are due to expire in the following years (in Canadian dollars):

2038	$2,663,570
2039	6,033,861
2040	3,110,273
2041	8,457,838
2042	14,712,845
Thereafter	37,945,692
$72,924,079

Non-capital losses in Canada can be carried forward after a change of ownership, if the particular business which gave rise to the loss is carried on by the company for profit or with a reasonable expectation of profit. Certain accumulated net operating losses in United States are subject to an annual limitation from equity shifts, which constitute a change of ownership as defined under Internal Revenue Code Section 382. As a result of the Offering, a change of ownership as defined under IRC Section 382 occurred which will limit the Company’s ability to utilize the net operating losses to $67,915 per year.

The Company files income tax returns in Canada and the United States and is subject to examination in these jurisdictions for all years since the Company’s inception in 2017. As at December 31, 2025, no tax authority audits are currently underway. The Company currently has no uncertain tax position and is therefore not reflecting any adjustments.

17. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

During the years ended December 31, 2025 and 2024, the Company incurred $1,626,117 and $450,266, respectively, in cash and non-cash compensation to our non-employee, independent board members.

As of December 31, 2025 and 2024, amounts owed to officers and directors, or to companies owned by officers and directors, of the Company for services and expenses totalled $17,500 and $600,000, respectively. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2025, the Company incurred $383,748 to our Asset Manager, a company controlled by the current chairman of the board of the Company. As of December 31, 2025, these fees were paid in full.

During the years ended December 31, 2025 and 2024, the Company incurred $17,946 and $58,445, respectively, to our U.S. general counsel firm, Enso Law against legal services, a company controlled by a former director of the Company. As of December 31, 2025, $nil (December 31, 2024 - $5,647) in total was owed to Enso Law.

During the years ended December 31, 2025 and 2024, the Company incurred $75,000 and $67,500, respectively in legal fees to Jolie Kahn, who is also the Chief Executive Officer of the Company. As of December 31, 2025, $nil (December 31, 2024, $49,151) in total was owed to Ms. Kahn.

There were no other payments to related parties for the years ended December 31, 2025 and 2024 other than expense reimbursements in the ordinary course of business.

18. COMMITMENTS AND CONTINGENCIES

Contingencies

Litigation

In August 2023, the Company’s former chief executive officer, Ingo Wilhelm Mueller filed a Notice of Civil Claim in which he alleges that the Company wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Mr. Mueller alleges to have suffered damages including, among other things, a loss of base salary ($473,367 CAD per annum) and damages from not receiving common shares of the Company ($468,313 CAD). The Company’s position is that Mr. Mueller was terminated for ‘just cause’ because he breached his fiduciary duty to act in the Company’s best interest by, among other things, submitting a sizeable bid for the acquisition of a company without first obtaining board approval. In doing so, Mr. Mueller misrepresented the Company’s financial standing and forged, or instructed others to forge, a document by affixing the electronic signature of the Company’s chief financial officer.

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

In September 2023, a vendor filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for vacant land, known as the Coachella property. In January 2025, the Company settled the complaint and agreed to pay $250,000 in 12 equal monthly installments of $20,833 commencing on February 1, 2025 (the “Settlement Amount”). The Settlement Amount was paid in full in October 2025.

On March 27, 2024, BV Peeters Advocaten-Avocats (“Peeters”) summoned the Company to appear on May 31, 2024, at the First Chamber of the Dutch-Speaking Division of the Business Court in Brussels. Peeters is seeking payment for €467,249 of unpaid bills for legal services plus penalties and interest. The Company believes that Peeters performed actions that were not in the Company’s best interest. The Company does not intend to pay the outstanding legal bills and intends to vigorously defend its position in court. The parties are currently in mediation.

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

19. SEGMENTED INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). As a result of the launch of the digital asset treasury reserve strategy in the fourth quarter of 2025, the Company reorganized the operating and reportable segments to include Avalanche Protocol and Bitcoin Mining All other activities, including financing, are carried out through the corporate entity. The prior period segment information has been recast to conform to the current period presentation.

Our Bitcoin Mining operations are conducted at our Redwater Property in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

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

The following tables disclose key financial information including the significant segment expenses, in the context of deriving net income, which are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Year Ended December 31, 2025
Revenue	$607,605	$1,732,675	$531	$2,340,811
Significant segment expenses:
Costs of revenue, excluding depreciation	383,748	1,041,254	5,665	1,430,667
Realized gain on sale of digital assets	-	(86,728)	-	(86,728)
Unrealized loss on market valuation	7,530,815	235,683	-	7,766,498
Selling, general and administrative	8,017	66,997	6,861,249	6,936,263
Depreciation and amortization	-	648,038	556,088	1,204,126
Impairment of assets	-	452,635	5,110,592	5,563,227
Accretion interest expense	-	-	3,148,068	3,148,068
Consulting	-	27,964	419,294	447,258
Repairs and maintenance	-	388,423	-	388,423
Severance expense	-	-	356,087	356,087
Foreign exchange (gain) loss	-	3,948	76,495	80,443
Change in fair value of derivatives	-	-	(2,976,911)	(2,976,911)
Gain on conversion of debt	-	-	(86,563)	(86,563)
Loss on extinguishment of debt	-	-	10,131,237	10,131,237
Other expense	-	-	33,251	33,251
Net loss from discontinued operations	-	-	320,189	320,189
Loss on disposal of business	-	-	880,482	880,482
Total operating expenses and other expenses (income)	7,922,580	2,778,214	24,835,223	35,536,017
Net Loss	$(7,314,975)	$(1,045,539)	$(24,834,692)	$(33,195,206)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Year Ended December 31, 2024
Revenue	$-	$26,572	$-	$26,572
Significant segment expenses:
Cost of revenue, excluding depreciation	-	54,923	-	54,923
Selling, general and administrative	-	-	5,059,703	5,059,703
Depreciation and amortization	-	16,809	650,252	667,061
Impairment of assets	-	-	4,137,271	4,137,271
Accretion interest expense	-	-	2,978,722	2,978,722
Foreign exchange gain	-	-	(204,220)	(204,220)
Change in fair value of derivatives	-	-	(1,392,530)	(1,392,530)
Loss on conversion of convertible debt	-	-	1,627,858	1,627,858
Loss on extinguishment of debt	-	-	2,805,306	2,805,306
Other expense	-	-	256,806	256,806
Net loss from discontinued operations	-	-	289,877	289,877
Acquisition-related integration costs	-	20,610	-	20,610
Total operating expenses and other expenses (income)	-	92,342	16,209,045	16,301,387
Net Loss	$-	$(65,770)	$(16,209,045)	$(16,274,815)

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance.

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Year Ended December 31, 2025
Property and equipment, additions	$-	$1,248,464	$-	$1,248,464
Digital assets, additions	160,039,924	1,732,674	-	161,772,598
Intangible assets, additions	-	-	-	-

Balances:
Property and equipment, net	-	4,246,247	-	4,246,247
Digital assets, current and non-current	152,509,109	1,161,251	-	153,670,360
Intangible assets, net	-	408,857	-	408,857
Intangible asset held for sale	-	-	1,550,000	1,550,000
Total assets	$178,051,611	$13,210,577	$3,702,452	$194,964,640

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Year Ended December 31, 2024
Property and equipment, additions	$-	$839,937	$-	$839,937
Digital assets, additions	-	25,246	-	25,246
Intangible assets, additions	-	625,736	510,333	1,136,069

Balances:
Property and equipment, net	-	807,471	1,424	808,895
Digital assets, current and non-current	-	26,282	-	26,282
Intangible assets, net	-	625,736	7,187,840	7,813,576
Total assets	$-	$1,459,489	$9,304,494	$10,763,983

The following tables summarize revenue and certain assets, such as cash and cash equivalents, property, plant, and equipment and digital assets by geographic area based on the location of the underlying activity or rendering of services and location of the underlying assets:

Year Ended December 31,	2025	2024
Revenue
Canada	$313,687	$26,572
United States	2,027,124	-
Total Revenue	$2,340,811	$26,572

Assets
Cash and cash equivalents for all segments
Canada	$50,397	$423,907
United States	22,085,053	65,961
Total cash and cash equivalents	$22,135,450	$489,868

Property Plant and Equipment
Canada	$927,221	$807,471
United States	3,319,026	1,424
Total property plant and equipment	$4,246,247	$808,895

Digital Assets
Canada	$297,415	$26,282
United States	153,372,945	-
Total digital assets, non-current	$153,670,360	$26,282

20. SUBSEQUENT EVENTS

As discussed in Note 10, “Debentures,” on January 2, 2026, the Company entered into the January 2026 Debentures and January 2026 Debenture Warrants and issued $7,000,000 in convertible debentures at $2.41 per share and issued 3,013,245 warrants at a strike price of $2.41. The January 2026 Debenture and the January 2026 Debenture Warrants each have down-round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices.

From January 1, 2026 to March 24, 2026, the Company repurchased 3,090,038 common shares in the open market for a total cost of $2,868,398 pursuant to the Repurchase Program.

On February 9, 2026, the Company filed Form S-3 with the SEC to register up to 4,792,533 of its common shares. As of March 24, 2026, this Form S-3 has not been declared effective.

On March 13, 2026, the Company received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules (the “Rules”) which require listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), the Company no longer meets this requirement. Normally, a company would be afforded a compliance period of 180 calendar days to regain compliance with the Rule. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period and has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The Company requested an appeal, on March 20, 2026, of the Staff’s determination to a Hearing Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company’s appeal to the Panel will prevent the suspension of the Company’s securities pending the Panel’s decision.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2025 pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position	Served Since
Matt Zhang	40	Chairman of the Board, Nominating and Corporate Governance Committee Member	November 2025
Xiao-Xiao Jichua Zhu	39	Director, Audit Committee Member and Nominating and Corporate Governance Committee Member	November 2025
Young Chi Cho	50	Director, Compensation Committee Chair and Audit Committee Member	November 2025
Daniel Mendes	37	Director, Audit Committee Chair and Compensation Committee Member	November 2025
Amy Griffith	54	Director, Nominating and Corporate Governance Committee Chair and Compensation Committee Member	July 2021
Jolie Kahn	61	Chief Executive Officer	June 2024
Chris Polimeni	59	Chief Financial Officer	March 2025
Peter Wylie	40	Chief Operation Officer	November 2025

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the annual meeting of the Company’s board of directors following the annual meeting of shareholders and until their successors have been elected and qualified.

Matt Zhang Chairman of the Board, Nominating and Corporate Governance Committee Member

Mr. Zhang is the Founder and Managing Partner of Hivemind, a Web3 and blockchain technology focused investment firm, which he founded in November 2021. From September 2007 to November 2021, Mr. Zhang was the global Head of Structured Products Trading at Citi, the leading global investment bank. He also created Citi’s Spread Products Investment Technologies team (SPRINT), focusing on venture equity investments in the FinTech sector, and was a founding partner of the Citi Impact Fund, which invests in companies addressing social challenges. Mr. Zhang holds an MST in Real Estate from the University of Cambridge and a BS in Economics from the London School of Economics. He is a Chartered Financial Analyst (CFA) and Chartered Alternative Investment Analyst (CAIA).

Xiao-Xiao Jiehua Zhu, Director, Audit Committee Member and Nominating and Corporate Governance Committee Member

Mr. Zhu has served as President at Jupiter, the onchain finance superapp, since December 2025. Prior to joining Jupiter, he served as Digital Operating Partner at KKR from April 2021 where he led technology-driven value creation, innovation and digital transformation at the board and top management level of European private equity portfolio companies such as Axel Springer, GfK and Roompot Landal. He also led KKR’s global Digital Assets & Blockchain strategy, for which he led investments in foremost Crypto VCs such as Dragonfly Capital, Ethereal Ventures or ParaFi as well as Digital Assets companies such as Anchorage Digital. He is a regular speaker at key Digital Assets & AI conferences such as Token2049 Dubai, Blockworks Digital Assets Summit, Financial Times Crypto Summit, Proof of Talk Paris, Out East Summit, AI Rush, London Tech Week or London City Week, and is an angel investor in fast growing early stage technology companies such as Fuse Energy (founded by ex-Revolut Chief Revenue Officer) or Anagram (founded by Solana Foundation President and ex-Polychain Capital President). Prior to joining KKR, he worked at BCG from January 2014 until April 2021. He was General Manager at BCG Digital Ventures in London and Beijing from 2016 to 2021. During this time, he founded, launched, and scaled new digital companies such as Heycar.co.uk (backed by Volkswagen & Daimler) and Tracr.com (backed by DeBeers). He began his career in management consulting advising Fortune 500 companies at the Boston Consulting Group in London. Notably, in an earlier life, he performed as a professional concert pianist on some of the world’s most prestigious concert venues including the Berlin Philharmonie, and played for global leaders such as George H.W. Bush, Helmut Kohl or Mikhail Gorbachev. He holds an MS in Managerial Economics & Strategy from the London School of Economics, a BA in Philosophy & Economics from the Humboldt University Berlin, and a Masters in Concert Piano from the Berlin University of Arts.

Young Chi Cho, Director, Compensation Committee Chair and Audit Committee Member

Mr. Cho has served as Chief Executive Officer and Director of TLGY Acquisition Corp. (Nasdaq: TLGY) since December 2024 and Chief Executive Officer of StablecoinX, an Ethena backed digital asset treasury company, since June 2025. He has spent the past 8 years in the digital asset industry, serving as CFO at Hedera Hashgraph, a proof-of-stake public network powered by hashgraph consensus, where he served from April 2021 to August 2022, and CIO at Abra, a digital consumer wallet where users can buy, sell, and earn rewards on their cryptocurrency holdings, from April 2020 to April 2021 where he started the Earn product in 2020. Before he entered the crypto industry, he spent over 12 years in traditional finance. He was at Citigroup for 10 years as a director in the Special Situations Group, and at UBS for 2 years as an executive director in the Private Finance and Credit Trading team. He is a Chartered Financial Analyst, and has a BS from Cornell and MPA from Columbia.

Daniel Mendes, Director, Audit Committee Chair

Mr. Mendes has been Managing Partner of BlockCore Partners, a specialized advisory firm offering financial and tax services tailored to the blockchain and digital asset space, since April 2023. From May 2021 to April 2023, he served as Head of Finance at Algorand Technologies, a Layer 1 blockchain technology company. From September 2018 to May 2021, Mr. Mendes worked at Deloitte, a global professional services firm, most recently as a Senior Manager from August 2019 to May 2021. While at Deloitte, Mr. Mendes advised on multinational corporate restructurings, spin-offs, IPOs, mergers, acquisitions, and private equity transactions, including several years in Deloitte’s Washington National Tax group, with the latter half of his tenure focused on blockchain and digital asset related matters. Mr. Mendes is a licensed CPA in Florida and Washington, D.C., holds a B.B.A. in International Business and Accounting from Temple University, an Executive M.S.T. in Taxation from Florida Atlantic University, and completed the Executive Program in Finance at Columbia Business School. Mr. Mendes has extensive experience in corporate governance, risk management, and capital allocation strategies. He is recognized for his expertise in designing and overseeing treasury management frameworks, including the management of company digital asset treasuries, with a focus on optimizing tax efficiency, liquidity, and long-term shareholder value. His leadership is marked by a strong ability to bridge regulatory compliance with strategic growth, making him a valuable contributor to public company boards navigating emerging financial technologies and evolving governance expectations. We believe Mr. Mendes’ significant experience in these areas makes him well qualified to serve as a member of our board of directors.

Amy Griffith, Director, Nominating and Governance Committee Chair and Compensation Committee Member

Ms. Griffith currently serves as Vice President Government Relations for CGI. She was previously the Head, Government Relations & External Affairs for McCain Foods - North America. She is responsible for the North America Public Affairs strategy and provides strategic leadership and direction on behalf of McCain with policymakers in the United States and Canada. She leads external communications and stakeholder management. Previously, she was the Group Director for the North America Operating unit of the Coca-Cola Company, in this capacity she oversaw public affairs, government relations, sustainability and communications in Canada and the Northeastern United States. Previously, she served as Wells Fargo’s State & Local Government Relations Senior Vice President. She was recruited to Wells Fargo’s Government Relations and Public Policy team in 2019. In this role, Griffith led Wells Fargo’s legislative and political agenda in her region and managed relationships with state and local policymakers and community stakeholders. Ms. Griffith was a director of Ocean Biomedical, Inc. From 2008-2019, Ms. Griffith led government relations for 16 states in the Eastern United States for TIAA for over a decade. Prior to that, she worked in the aerospace, high tech, education, private and public sectors, and has managed multiple high-profile political campaigns at the local, state and national level. Griffith is active in her community and has co-chaired The Baldwin School Golf Outing to raise funds for girls’ athletics programs. She is a graduate of Gwynedd-Mercy College and holds a Bachelor of Arts in History. Ms. Griffith is well qualified to serve as a director due to her significant experience in government relations, policy and regulatory agencies as well as decades of experience working with companies in both the private and public sectors.

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

Chris Polimeni, Chief Financial Officer

Chris Polimeni has more than 35 years of extensive financial and operational expertise. Since 2020, he has served as President and CEO of Polimeni & Associates, Inc., a financial consulting firm specializing in fractional CFO services, debt and equity capital raises, SEC reporting, mergers and acquisitions, internal control evaluations, reorganizations, and technology strategic planning. Prior to that, he served as Executive Vice President, CFO/COO of Accelerate360 Holdings, LLC and its subsidiary, a360 Media, LLC (formerly American Media, LLC) for 15 years, where he played a key role in acquisitions, corporate finance, SEC reporting, and corporate management. From 1994 to 2003, Mr. Polimeni served as Vice President of Finance and Corporate Controller of GE Supply Logistics, LLC (formerly Questron Technology, Inc.), a provider of inventory logistics management services. He practiced as a certified public accountant between 1987 and 1994. Mr. Polimeni received a B.B.A. degree in Accounting and Business Computer Information Systems from Hofstra University and passed the Certified Public Accountant exam in 1992.

Peter Wylie, Chief Operating Officer

Effective as of November 5, 2025, Peter Wylie was appointed as the Company’s Chief Operating Officer. Peter Wylie Jr. is founder and principal of P. Wylie Advisory, a financial and operational consulting firm for startups and growth companies. He is a seasoned entrepreneur and investor with multiple exits in the financial and consumer technology spaces. He has significant operational financial experience, serving as CFO of Napster Holdings Inc, through its acquisition in 2025 by Infinite Reality (now Napster Inc), and CFO/COO of consumer lender CommonBond. Pete co-founded and sold a consumer financial technology company, Gradible, to CommonBond in 2016. He holds B.A. degrees in Journalism and English from the University of North Carolina, where he was a Morehead-Cain Scholar.

Corporate Governance

The business and affairs of our Company are managed under the direction of the Company’s board of directors.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ rules provide that a director cannot be considered independent if:

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

Under the following three NASDAQ director independence rules a director is not considered independent: (a) NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation, (b) NASDAQ Rule 5605(a)(2)(B), a director is not consider independent if he or she accepted any compensation from our Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence, and (c) NASDAQ Rule 5605(a)(2)(D), a director is not considered to be independent if he or she is a partner in, or a controlling shareholder or an executive officer of, any organization to which our Company made, or from which our Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000. Under such definitions, we have six independent directors.

Family Relationships

There are no family relationships among any of the directors and executive officers.

Board Committees

Our board of directors has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee is comprised of at least three individuals, each of whom are independent directors and at least one of whom will be an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is currently comprised of Daniel Mendes (Chair), Young Cho and Xiao-Xiao Zhu, who are independent, and Mr. Mendes is our audit committee financial expert.

Our audit committee will oversee our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the audit committee will have a charter (which will be reviewed annually) and perform several functions. The audit committee will:

●	evaluate the independence and performance of, and assess the qualifications of, our independent auditor and engage such independent auditor;
●	approve the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approve in advance any non-audit service to be provided by our independent auditor;
●	monitor the independence of our independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;
●	review the financial statements to be included in our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and review with management and our independent auditor the results of the annual audit and reviews of our quarterly financial statements; and
●	oversee all aspects our systems of internal accounting control and corporate governance functions on behalf of the Company’s board of directors.

Compensation Committee

Our Compensation Committee is comprised of at least three individuals, each of whom is required to be an independent director. Our compensation committee is currently comprised of Yong Cho (Chair), Amy Griffith, and Daniel Mendes, who are independent.

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

Nominating and Corporate Governance Committee (the “N&CG Committee”)

Our N&CG Committee is comprised of at least three individuals, each of whom will be an independent director. Currently Amy Griffith (Chair), Xiao-Xiao Zhu, and Matt Zhang are members of the committee.

The NC&G Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. This committee also has the authority to oversee the hiring of potential executive positions in our Company. The NC&G Committee also has a charter, which is to be reviewed annually.

Our insider trading policy is part of our Code of Ethics, which is filed as Exhibit 14.1 hereto.

Item 11. Executive Compensation

Name & Principal Position	Year	Salary	Bonus	Share Based Awards	Option-Based Awards	All Other Compensation	Total Compensation
Jolie Kahn	2025	$370,083	$-	$540,822	$-	$-	$910,905
Chief Executive Officer	2024	312,611	-	25,000	-	-	337,611
Chris Polimeni	2025	220,000	-	250,000	-	-	470,000
Chief Financial Officer	2024	-	-	-	-	-	-
Peter Wylie	2025	70,000	-	150,000	-	-	220,000
Chief Operating Officer	2024	-	-	-	-	-	-
Richard S. Wong (a)	2025	251,734	-	100,609	-	127,477	479,820
Former Chief Financial Officer	2024	260,166	-	41,066	-	1,793	303,025
Mauro Pennella (a)	2025	215,672	-	164,374	-	187,795	567,841
Former Chief Marketing Officer	2024	255,512	-	54,753	-	1,793	312,058

(a)	Some share-based awards were issued net of income taxes. The Company repurchased shares on the issuance date to remit as income taxes to the appropriate government revenue service agencies.

Director Compensation

Under our independent, non-employee director compensation program, each non-employee, independent director receives cash compensation of $75,000 per annum and an annual grant of restricted shares equal to $75,000. The restricted shares vest on a quarterly basis. In addition, if the director serves on a committee of our board, the director will receive additional annual cash fees of $20,000 for each committee the director is a member of.

Cash director fees are payable in arrears in quarterly installments not later than the 15th day following the final day of each calendar quarter and prorated for any portion of a quarter that a director is not serving as an independent, non-employee director or a committee member on our board. Directors are also reimbursed for reasonable expenses associated with attending board and committee meetings.

In addition to director fees discussed above, we provide equity incentive compensation to our directors in order to align their interests with those of our shareholders. Equity incentive awards for directors are granted pursuant to the terms of the 2019 Option Plan and 2024 Equity Incentive Plan. Awards for our directors have been granted in the form of restricted stock units (“RSUs”) rather than options, which is consistent with the grant type used for our executive officers. Directors do not typically receive an onboarding grant at the time of appointment, and are instead eligible to receive annual grants as determined in the discretion of the committee.

2025 Director Compensation Table

The following table sets forth all compensation paid or awarded to our non-employee directors for service to us during 2025. The amounts set forth in the table have been calculated in accordance with the requirements of applicable SEC rules, and do not necessarily reflect the amounts that have actually been paid to, or which may be realized by, our directors.

Name	Year	Fees Earned or Paid in Cash ($)	RSU Awards ($)	All Share-based compensation ($)	Total ($)
Matt Zhang	2025	-	-	-	-
Xiao-Xiao Jichua Zhu	2025	-	-	75,000	75,000
Young Chi Cho	2025	17,500	-	75,000	92,500
Daniel Mendes	2025	17,500	-	75,000	92,500
Amy Griffith	2025	137,992	-	125,000	262,992
David Welch (former chairman)	2025	161,458	-	350,000	511,458
William J. Meekison (former director)	2025	88,542	-	100,000	188,542
Richard Levychin (former director)	2025	88,542	-	100,000	188,542
Elaine Goldwater (former director)	2025	114,583	-	100,000	214,583

Equity Awards Held by Directors

There were no RSUs held as of December 31, 2025 by any of our non-employee directors who were serving as of December 31, 2025. All RSUs granted to our non-employee directors are immediately vested and settled on the grant date. We have not issued options or any other type of equity awards to our non-employee directors.

Refer to the Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for additional information about the beneficial ownership of our securities by our executive officers and directors.

Equity Compensation Plan Information

The following table provides information with respect to options outstanding under our Plan as at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	$-	$13,940,820
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	$13,940,820

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common shares as of March 24, 2026 by:

●	each person known to us to be the beneficial owner of more than 5% of our outstanding common shares;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

	Common shares	Options Exercisable within 60 days of March 24, 2026	Warrants	Total	Percentage beneficially owned
Directors and Officers:
Jolie Kahn	167,737	-	-	167,737	0.18%
Chris Polimeni	105,485	-	-	105,485	0.11%
Peter Wylie	61,224	-	-	61,224	0.07%
Matt Zhang	-	-	-	-	0.00%
Xiao-Xiao Jichua Zhu	30,612	-	-	30,612	0.03%
Young Chi Cho	-	-	-	-	0.03%
Daniel Mendes	30,612	-	-	30,612	0.03%
Amy Griffith	51,709	-	-	51,709	0.06%
Total all officers and directors (8 persons)*	477,991	-	-	167,737	0.51%

5% or Greater Beneficial Owners
-	-	-	-	-	-

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

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related party is any executive officer, director or a holder of more than 5% of our common shares, including any of their immediate family members and any entity owned or controlled by such persons.

At present, we have appointed independent directors to the N&CG Committee. As a result, our Chief Financial Officer, Chris Polimeni, must present information regarding a proposed related-party transaction to the Nominating and Corporate Governance Committee. Under the policy, where a transaction has been identified as a related-party transaction, Mr. Polimeni must present information regarding the proposed related-party transaction to our Nominating and Corporate Governance Committee, once the same is established, for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related-party transactions, our Nominating and Corporate Governance Committee takes into account the relevant available facts and circumstances including, but not limited to:

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

Except as set forth below, we have not had any related party transactions, regardless of dollar amount:

During the years ended December 31, 2025 and 2024, the Company incurred $1,626,117 and $450,266, respectively, in cash and non-cash compensation to our non-employee, independent board members.

As of December 31, 2025 and 2024, amounts owed to officers and directors, or to companies owned by officers and directors, of the Company for services and expenses totalled $17,500 and $600,000, respectively. These amounts owing have been included in accounts payable and accrued liabilities.

During the year ended December 31, 2025, the Company incurred $383,748 to our Asset Manager, a company controlled by the current chairman of the board of the Company. As of December 31, 2025, these fees were paid in full.

During the years ended December 31, 2025 and 2024, the Company incurred $17,946 and $58,445, respectively, to our U.S. general counsel firm, Enso Law against legal services, a company controlled by a former director of the Company. As of December 31, 2025, $nil (December 31, 2024 - $5,647) in total was owed to Enso Law.

During the years ended December 31, 2025 and 2024, the Company incurred $75,000 and $67,500, respectively in legal fees to Jolie Kahn, who is also the Chief Executive Officer of the Company. As of December 31, 2025, $nil (December 31, 2024, $49,151) in total was owed to Ms. Kahn.

Item 14. Principal Accounting Fees and Services

Aggregate fees paid or to be paid by us to CBIZ CPAs P.C. and Marcum LLP, the Company’s principal independent accountants, during the last two fiscal years were as follows:

	December 31, 2025	December 31, 2024
Audit Fees *	$594,603	$242,308

*	Amounts represent the contractual fees related to the fiscal year, not the accrued fees incurred during the year.

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, S-1 filings, S-3 filings, comfort letters, and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During the years ended December 31, 2025 and 2024, we did not pay CBIZ CPAs P.C. and Marcum LLP for any other professional services.

Pre-Approval Policy

Our audit committee reviews and must pre-approve all audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by our independent registered public accounting firm for such services and has adopted a procedure for pre-approval of all such fees. The pre-approval requirements and procedures may be waived with respect to the provision of non-audit services for the Company if the non-audit services provided to the Company constitute not more than five percent of the total amount of revenues paid by the Company to the independent auditors during the fiscal year in which the non-audit services were provided and if certain other requirements are met. In its review of non-audit service fees, the audit committee would consider, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

All fees that were incurred in years ended December 31, 2025 and 2024 were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID: 199) included in Part II, Item 8:

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8.

Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	Form of Sales Agreement (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 2025).
3.1	Articles of Incorporation and Bylaws of AVAX One Operations *
3.2	Articles of Incorporation and Bylaws of AgriFORCE Growing Systems, Ltd. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on December 16, 2020).
3.3	Certificate of Change of Name (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2025).
4.1	Form of Series A Warrant and Representatives Warrant (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on March 3, 2021).
4.2	Amended and Restated Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on December 16, 2020).
4.3	Form of Broker Compensation Warrant Certificate (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 filed with the Commission on December 16, 2020).
10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.2	Form of Debenture (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.3	Form of Warrant (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.5	Form of Subsidiary Guaranty (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.6	Form of Security Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K file with the Commission on January 16, 2025).
10.7	Form of Subscription Agreement (cash/Stablecoin subscription), dated as of September 22, 2025, between the Registrant and each Subscriber (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2025).
10.8	Form of Subscription Agreement (AVAX subscription), dated as of September 22, 2025, between the Registrant and each Subscriber (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2025).

10.9	Asset Management Agreement, dated as of September 22, 2025, between the Registrant and Hivemind Capital Partners, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 22, 2025).
10.10	Form of Strategic Advisory Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2025).
10.11	Form of Registration Rights Agreement between the Registrant and Cohen (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2025).
10.12	Form of Indemnification Agreement between directors and the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2025).
10.13	AVAX Token Sale Agreement between Avalanche (BVI), Inc., and the Registrant *
14.1	Code of Ethics*
16.1	Letter from Marcum, LLP, dated May 1, 2025 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2025).
19.1	Insider Trading Policy (included in Exhibit 14.1).
21.1	List of Subsidiaries*
23.1	Consent of CBIZ CPAs P.C.*
23.2	Consent of Marcum, LLP*
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 7, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX ONE TECHNOLOGY LTD.

Date: March 31, 2026	By:	/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Chris Polimeni
	Name:	Chris Polimeni
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jolie Kahn		March 31, 2026
Jolie Kahn	Chief Executive Officer (Principal Executive Officer)

/s/ Chris Polimeni	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Chris Polimeni

/s/ Matt Zhang	Chairman of the Board of Directors	March 31, 2026
Matt Zhang

/s/ Xiao-Xiao Jichua Zhu	Director	March 31, 2026
Xiao-Xiao Jichua Zhu

/s/ Young Chi Cho	Director	March 31, 2026
Young Chi Cho

/s/ Daniel Mendes	Director	March 31, 2026
Daniel Mendes

/s/ Amy Griffith	Director	March 31, 2026
Amy Griffith

