Form 10-Q
period 2026-03-31
AVAX ONE TECHNOLOGY LTD.
filed 2026-05-15
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, the registrant had 92,441,312 common shares, no par value per share, issued and 89,616,222 outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; volatility and other risks of cryptocurrencies; and the economy in general or the future of the data center industry, all of which were subject to various risks and uncertainties.

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

We do not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in this quarterly report. In this Quarterly Report on Form 10-Q, we have identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$16,470	$22,135
Restricted cash	5,430	-
Escrow receivable	5,014	5,430
Liquid staking tokens	7,339	-
Staking rewards receivable	983	-
Other receivables	15	17
Deposit receivable	58	58
Prepaid expenses and other current assets	3,574	5,863
Total current assets	38,883	33,503

Non-current
Property and equipment, net	6,257	4,246
Digital assets, non-current	108,464	153,670
Intangible assets, net	351	409
Intangible asset held for sale	1,550	1,550
Goodwill	1,535	1,535
Lease deposit, non-current	50	50
Total assets	$157,090	$194,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,438	$1,278
Debentures, net of discount	12,513	6,439
Loan payable	212	220
Other current liabilities	141	50
Total liabilities	14,304	7,987

Commitments and contingencies - See Note 15

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized, 92,441,312 and 93,122,147 shares issued and 89,798,842 and 92,938,802 outstanding at March 31, 2026 and December 31, 2025, respectively	283,306	283,554
Treasury shares	(3,302)	(258)
Additional paid-in-capital	22,883	22,968
Subscriptions receivable - digital assets	(18,656)	(24,234)
Obligation to issue shares	44	44
Accumulated deficit	(140,368)	(93,977)
Accumulated other comprehensive loss	(1,121)	(1,121)
Total shareholders’ equity	142,786	186,976
Total liabilities and shareholders’ equity	$157,090	$194,963

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE	$2,511	$273

OPERATING EXPENSES
Cost of revenue, excluding depreciation	$1,198	$221
Bitcoin operating costs	42	-
Selling, general and administrative	2,266	1,345
Repairs and maintenance	80	86
Share-based compensation	253	127
Depreciation and amortization	253	260
Loss on disposal of operating assets	259	-
Impairment of liquid staking tokens	1,127	-
Realized loss on digital asset transactions	5,297	-
Unrealized loss on market valuation of digital assets	36,302	36
Total operating expenses	47,077	2,075

Operating loss	(44,566)	(1,802)

OTHER (EXPENSE) INCOME
Accretion of interest on debentures	(1,818)	(971)
Change in fair value of derivative liabilities	-	2,977
Foreign exchange loss	-	(57)
Gain on conversion of convertible debt	-	87
Loss on debt extinguishment	-	(115)
Other expense	(7)	(7)
Total other (expenses) income, net	(1,825)	1,914

Net (loss) income from continuing operations	(46,391)	112

Loss from operations of discontinued operations	-	(257)
Net loss from discontinued operations	-	(257)

Net loss	$(46,391)	$(145)
Other comprehensive loss
Foreign currency translation	-	37
Comprehensive loss attributable to common shareholders	$(46,391)	$(108)

Earnings per share:
Basic net loss per common share for continuing operations	$(0.48)	$0.61
Basic net loss per common share for discontinued operations	$-	$(1.39)
Basic net loss per common share, total	$(0.48)	$(0.78)

Diluted net loss per common share for continuing operations	$(0.48)	$(10.17)
Diluted net loss per common share for discontinued operations	$-	$(0.40)
Diluted net loss per common share, total	$(0.48)	$(10.57)

Weighted average number of common shares outstanding – basic and diluted*
Basic	97,525	185
Diluted	97,525	643

*	reflects the 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

	For the three months ended March 31, 2026
	Common shares		Common share Treasury Shares		Additional		Obligation		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Subscriptions Receivable	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, January 1, 2026	93,122,147	$283,554	(183,345)	$(258)	$22,968	$(24,234)	$44	$(93,977)	$(1,121)	$186,976
Shares issued for conversion of convertible debt	56,010	28	-	-	-	-	-	-	-	28
Warrants issued with convertible debt	-	-	-	-	2,016	-	-	-	-	2,016
Share based compensation	-	-	-	-	253	-	-	-	-	253
Repurchases of shares	-	-	(3,195,970)	(3,044)	-	-	-	-	-	(3,044)
Repurchase of shares, retired	(736,845)	-	736,845	-	-	-	-	-	-	-
Fees associated with registration statement	-	(276)	-	-	-	-	-	-	-	(276)
Release of locked tokens - receipt of digital assets	-	-	-	-	(2,354)	5,578	-	-	-	3,224
Net loss	-	-	-	-	-	-	-	(46,391)	-	(46,391)
Balance, March 31, 2026	92,441,312	$283,306	(2,642,470)	$(3,302)	$22,883	$(18,656)	$44	$(140,368)	$(1,121)	$142,786

	For the three months ended March 31, 2025
						Accumulated
	Common shares		Additional	Obligation		other	Total
	# of Shares	Amount	paid-in capital	to issue shares	Accumulated Deficit	comprehensive income (loss)	shareholders’ equity
Balance, January, 1 2025	172,255	$65,043	$2,965	$44	$(60,782)	$(1,158)	$6,112
Shares issued for conversion of convertible debt	21,085	404	-	-	-	-	404
Net loss	-	-	-	-	(145)	-	(145)
Foreign currency translation	-	-	-	-	-	37	37
Balance, March 31, 2025	193,340	$65,447	$2,965	$44	$(60,927)	$(1,121)	$6,408

*	reflects the 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(46,391)	$(145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	275
Staking fees paid in AVAX tokens	11	-
Impairment of liquid staking tokens	1,127	-
Realized loss on digital assets	5,297	-
Unrealized losses on digital assets	36,302	36
Share-based compensation	253	127
Amortization of debt issuance costs	1,818	946
Amortization of power purchase agreement	58	89
Change in fair value of derivative liabilities	-	(2,977)
Gain on debt conversion	-	(87)
Loss on debt extinguishment	-	115
Loss on disposal of fixed assets	259	-
Changes in operating assets and liabilities:
Revenue from digital asset production	(2,511)	(272)
Other receivables	2	(27)
Prepaid expenses and other current assets	2,013	(458)
Deposit receivable	-	16
Accounts payable and accrued liabilities	158	189
Other current liabilities	2	-
Net cash used in operating activities	(1,349)	(2,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(4,765)
Purchase of digital assets	(25)	-
Purchase of equipment	(2,523)	-
Net cash used in investing activities	(2,548)	(4,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares repurchased in the open market, including costs	(3,044)	-
Proceeds from debenture and warrant issuance, net of discount	6,716	8,188
Repayment of convertible debentures	-	(110)
Repayment of loan payable	(10)	-
Financing costs of debentures	-	(145)
Net cash provided by financing activities	3,662	7,933

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(133)
Change in cash, cash equivalents and restricted cash	(235)	862
Cash, cash equivalents and restricted cash, beginning of period	22,135	490
Cash, cash equivalents and restricted cash, end of period	$21,900	$1,352

Supplemental cash flow information:
Cash paid during the period for interest	$6	$53

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversion of convertible debt	$28	$404
Exchange listing fees for registration statement	276	-
Purchase of liquid staking tokens with digital assets	8,466	-
Release of AVAX tokens from subscriptions receivable	3,224	-
Escrow receivable obtained in connection with issuance of convertible debt and warrants	5,014	-
Warrants issued with convertible debt and classified as equity	2,016	-
Initial fair value of debenture warrants initially classified as derivatives	-	4,151
Initial fair value of conversion feature of debentures initially classified as derivatives	-	1,183

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2026 and 2025 (unaudited)

(Expressed in US Dollars, except where noted)

1. NATURE OF OPERATIONS

Business Overview

The Company was incorporated under the name AgriForce Growing Systems, Ltd. as a private company by Articles of Incorporation issued pursuant to the provisions of the Business Corporations Act (British Columbia) on December 22, 2017. The Company’s registered and records office address is at 800 – 525 West 8th Avenue, Vancouver, BC, Canada, V5Z 1C6. Effective as of November 13, 2025, the Company changed its name to AVAX One Technology Ltd. (“AVAX One,” “AVX,” “AgriFORCE,” the “Company,” “we” and “our”).

AgriFORCE ceased its legacy “ag-tech” operations in early 2025 except that it maintained its Manna business involving the deployment of certain patented technologies, which business the Company is currently in the process of liquidating.

The Company operates several Bitcoin mining facilities in Alberta, Canada and Ohio. In the third quarter of 2025, the Company announced that its main business focus would be to establish and maintain a digital asset strategy and ancillary operations focused around the Avalanche coin. It closed a private placement on November 5, 2025 and formally launched its Avalanche-centric activities.

Additionally, on April 6, 2026, the Company announced the execution of a Front End Engineering & Design (“FEED”) proposal for the development of a 10 megawatt (MW) artificial intelligence / high performance compute (“AI/HPC”) Micro-Grid Data Center at the 4-31 Battery site in Alberta, Canada. On April 20, 2026, the Company executed a letter of intent with BlueFlare Energy Solutions Inc. (“BlueFlare”), an Alberta-based infrastructure developer, for the development of powered land capable of supporting a 10 MW AI/HPC micro-grid data center in Alberta, Canada. The Company also engaged BlueFlare as the infrastructure development partner for the project, and on May 6, 2026, ASCENT Consulting Ltd. was selected to lead engineering and design services for the Alberta site. See Note 17, “Subsequent Events,” for additional information.

Principal of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Although we have none at the present time, we consolidate variable interest entities when we have variable interests and are the primary beneficiary.

Use of Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of derivative liabilities, valuation of warrants and convertible debt at issuance, business combination, impairment as well as depreciation method. Actual results could differ from these estimates, and those differences could be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact of such reclassifications on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer.

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). The Company’s operating and reportable segments at March 31, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. At March 31, 2026, Bitcoin Mining operations are conducted at several locations in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s CODM reviews and assesses the performance of the business and allocates resources. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs, general and administrative expenses and research and development expenses. See Note 16, “Segment Information” for further details.

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

NASDAQ Compliance

On March 13, 2026, the Company received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules which require listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), the Company no longer met this requirement.

The Company presented its appeal to the Hearing Panel (the “Panel”), and the hearing was held on April 21, 2026.  On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies and provides for the continued listing on The Nasdaq Stock Market subject to certain conditions.  The conditions include, among other things, that the Company must demonstrate compliance with the minimum bid price of $1 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.  The Company plans to complete a reverse stock split (the “RSS”) to cure the deficiency and will seek approval for the RSS at the annual shareholder meeting on May 29, 2026.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated financial statements and related financial information of AVAX One Technology Ltd. should be read in conjunction with the audited financial statements and the related notes thereto for the years ended December 31, 2025 and 2024 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2026. These unaudited interim financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of March 31, 2026 and December 31, 2025, and the results of its operations and cash flows during the three months ended March 31, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for any future period.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consists of cash that is not restricted as to withdrawal or use, stablecoins, and from time to time may also include interest-bearing highly liquid investments with original maturities of three months or less at the date of purchase. The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions and are typically held in secure digital wallets or on crypto asset exchanges.

As of March 31, 2026 and December 31, 2025, stablecoins consisted primarily of USDC, which is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Additionally, the underlying reserves backing USDC, comprising cash in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows. As of March 31, 2026 and December 31, 2025, the Company held approximately $11.1 million in USDC.

Restricted Cash and Escrow Receivable

Restricted cash as of March 31, 2026, represents funds held in a deposit account control agreement (“DACA”), related to the sale of debentures in October 2025. Escrow receivable as of March 31, 2026 and December 31, 2025, represents funds held in escrow, in anticipation of being held in a DACA, related to the sale of debentures in January 2026 and October 2025, respectively. The release of funds to the Company is in the sole discretion of the investors. See Note 9, “Debentures” for further information.

Liquid Staking Tokens

The liquid staking tokens, represents the deployment by the Company in March 2026 of approximately 829,989 AVAX tokens for tAVAX (also known as “Treehouse AVAX” and is a liquid staking token on the Avalanche blockchain, issued by Treehouse Finance), (the “Transaction”). The Transaction is part of the Company’s treasury yield-enhancement strategy which seeks to increase yield while maintaining liquidity. The tAVAX tokens do not qualify as digital assets that should be remeasured at fair value each reporting period under ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets, because they create enforceable claims on underlying staked assets and rewards, and are measured at historical cost less accumulated impairment losses and tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. During the quarter, the Company recognized a realized loss on the Transaction of approximately $5.3 million based on the fair value of AVAX tokens on the date of the Transaction.

The tAVAX tokens provide an enforceable claim because rather than holding the staked assets itself because tAVAX operates as a liquid staking receipt token backed by the BENQI protocol and deployed across Treehouse Finance’s DeFi.  When the AVAX tokens are deposited in the Treehouse vault, the protocol automatically stakes the tokens into BENQI, minting sAVAX in return.  sAVAX serves as the fundamental receipt, representing the Company’s claim on the deposited AVAX token and the related native staking rewards. The Company’s holdings in tAVAX is redeemable on demand, for AVAX tokens, which exit process takes approximately 14 days. The DeFi protocol interactions carry substantial risk, such as smart contract vulnerabilities, market and liquidation risks from extreme asset volatility, governance attacks and bridge failures.  If an adverse event occurs, typically the Company will absorb the losses.

Based on the fair value of AVAX tokens on March 31, 2026, the Company recorded an impairment charge of approximately $1.1 million, on the tAVAX tokens held as of March 31, 2026.

Digital Assets

The Company’s digital assets consist primarily of the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens and Bitcoin. These assets are held in either custodial or non-custodial wallets under the Company’s control through secure private keys. The primary custodians are BitGo and Coinbase which are operated pursuant to multiyear agreements. The Company seeks to generate returns on its digital assets and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. The majority of the Company’s AVAX tokens are deployed in staking arrangements with lock-up period of less than 30 days.

Digital assets are reflected as non-current assets on the unaudited condensed consolidated balance sheets due to the Company’s intent to retain and hold its digital assets for long-term investment purposes. Digital assets, if any, held with the intent to fund operating expenses are included in current assets on the unaudited condensed consolidated balance sheet.

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

Proceeds from the sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statement of cash flows (unless they are converted to cash nearly immediately after they are received, in which case they are included within operating activities). In accordance with Accounting Standards Update (“ASU”) 2023,08, Accounting for and Disclosures of Crypto Assets (“ASU 2023-08”), the Company measures digital assets at fair value with changes recognized on the consolidated statements of operations, in accordance with ASC 350-60. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Asset Management Agreement

In September 2025, the Company entered into an asset management agreement (the “Asset Management Agreement”) with Hivemind Capital Partners, LLC (the “Asset Manager”) pursuant to which the Asset Manager provides discretionary asset management services with respect to, among other assets, the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement. The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers agreed to by the Company and the Asset Manager. The Asset Manager is entitled to receive an annual management fee (the “Management Fee”) equal to 1.25% of the account size (as defined in the Asset Management Agreement). The Management Fee is calculated and payable quarterly in advance, as of the first business day of each calendar quarter. In addition to the Management Fee, the Company will reimburse the Asset Manager for all documented out-of-pocket expenses incurred by the Asset Manager in connection with the performance of the Asset Manager’s duties under the Asset Management Agreement.

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

See Note 14, “Related Party Transactions,” for additional information regarding the Asset Manager and Management Fees.

Subscriptions Receivable - Digital Assets

As of March 31, 2026 and December 31, 2025, the Company holds certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable - digital assets within the unaudited condensed consolidated statements of stockholders’ equity, as contra-equity. After each individual restriction lapses and the Company thus obtains control, the AVAX tokens will be reclassified to digital assets.

While the restrictions remain, the Company has the right and the ability to use the AVAX tokens in staking arrangements in accordance with its revenue recognition policy.

During the three months ended March 31, 2026, the restrictions lapsed on 336,390 of AVAX tokens. See Note 3, “Digital Assets” for additional information.

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

The Company measures its digital assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone at each reporting period end with changes recognized in operating expenses in the unaudited condensed consolidated statement of operations.

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

Goodwill

Goodwill is not amortized; however, the Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the fair value of the reporting unit less than its carrying value. To determine if goodwill has been impaired, the Company performs a qualitative assessment to determine if more likely than not the fair value of the reporting unit is below its carrying value. If it is determined that more likely than not there is impairment, a quantitative impairment assessment is performed to identify potential goodwill impairment. An impairment loss is recognized when the fair value as at the measurement date is less than the carrying value. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the reporting unit.

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

ASC 815 also provides an exception to this rule when the host instrument is indexed to the Company’s common stock. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

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

The Company’s revenues are generated from blockchain-based operations and comprises two primary sources: (i) staking rewards earned from delegating and validator node operations, primarily Avalanche blockchain (“Avalanche Protocol”) and (ii) the production of Bitcoin mining activities (“Bitcoin Mining”).

Avalanche Protocol

The Company engages in network-based smart contracts by staking (or “delegating”) crypto assets on nodes run by third-party operators or its own validator node. Through these contracts, the Company provides crypto assets to stake to a node for the purpose of validating transactions and adds blocks to a respective blockchain network. The terms of a smart contract vary based on the rules of the respective blockchain and typically lasts from a few days to several weeks after it is cancelled (or “un-staked”) by the delegator and requires that the crypto assets staked remain locked up during the duration of the smart contract.

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

Expenses associated with providing validating blockchain transactions, such as staking fees, asset management fees, and other related fees are recorded as cost of revenues when we are using nodes under the Company’s control. Digital assets received are recorded as digital assets. Cash flows from selling digital assets, if any, are included within the investing activities on the unaudited condensed consolidated statements of cash flows (unless they are converted to cash nearly immediately after they are received, in which case they are included within operating activities).

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

Expenses associated with providing Bitcoin transaction verification services, such as hosting fees, electricity costs, and other related fees are recorded as cost of revenues. Digital assets received are recorded as digital assets. Cash flows from selling digital assets, if any, are included within the investing activities on the unaudited condensed consolidated statements of cash flows (unless they are converted to cash nearly immediately after they are received, in which case they are included within operating activities).

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

Loss per common share calculations for all periods have been adjusted to retroactively reflect the Reverse Split.

Fair Value Measurement

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

The Company measures and records its digital assets at fair value using quoted crypto asset prices within the Company’s principal market at the time of measurement which is deemed a level 1 input. See Note 3, “Digital Assets” for further details.

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value when an impairment charge is recognized. There were no indications of impairment during the three months ended March 31, 2026 and 2025.

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

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no material uncertain tax positions as of March 31, 2026 and December 31, 2025.

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

3. DIGITAL ASSETS

Digital Assets

The following table presents the Company’s digital assets held as of March 31, 2026 and December 31, 2025, which are measured at fair value in accordance in ASC 350-60, Intangibles - Crypto Assets. Measurement is based on quoted prices in active markets (Level 1 input under ASC 820, Fair Value Measurement) (in thousands, except quantity):

	March 31, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,011,270.866	$150,552	$107,021	12,409,212.272	$160,040	$152,509
Bitcoin	21.145	1,980	1,443	13.272	1,397	1,161
Total digital assets		$152,532	$108,464		$161,437	$153,670

Activity Rollforward

The following table summarizes the activity in the Company’s digital assets for the three months ended March 31, 2026 (in thousands):

Amounts
December 31, 2025 - Fair Market Value	$153,670
Additions and purchases of digital assets	25
Rewards earned from blockchain infrastructure	1,622
Release of locked tokens - subscriptions receivable	3,224
Payment of vendor invoices	(12)
Conversion to tAVAX	(8,466)
Realized losses on digital assets	(5,297)
Unrealized loss on market valuation	(36,302)
March 31, 2026 - Fair Market Value	$108,464

The Company recognized realized losses of $5.3 million on the disposition of digital assets during the three months ended March 31, 2026. There were no realized gains on dispositions of digital assets during the three months ended March 31, 2026 and 2025.

Investor Contributions - Subscriptions Receivable

The Company holds certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable within the unaudited condensed consolidated statements of stockholders’ equity, as contra-equity. After each individual restriction lapses and the Company obtains control, the AVAX tokens are to digital assets.

The following table summarizes the total AVAX tokens subject to restrictions as of March 31, 2026 and December 31, 2025 (in thousands, except for quantity):

	March 31, 2026		December 31, 2025
	Quantity	Cost Basis	Quantity	Cost Basis
Restricted tokens pledged as collateral	434,700.000	$7,207	434,700.000	$7,207
Other restricted tokens	690,525.732	11,449	1,026,915.600	17,027
Total subscriptions receivable - digital assets	1,125,225.732	$18,656	1,461,615.600	$24,234

The following table summarizes the restrictions that apply to the AVAX tokens classified as digital assets and the AVAX tokens classified as subscriptions receivables as of March 31, 2026:

Restriction Period	AVAX Tokens
Tokens unlock over 108 equal monthly increments beginning December 2026 and concluding November 2035	7,220,217
Tokens unlock in equal weekly increments concluding July 2027	1,125,988
Tokens unlock in equal quarterly increments beginning February 2026 and concluding July 2030	661,500
Tokens unlock in equal weekly increments concluding September 2027	401,883
Tokens unlock in equal weekly increments beginning in March 2026 and concluding February 2027	447,428
Tokens unlock in equal weekly increments concluding May 2027	201,362
Tokens unlock in equal weekly increments beginning September 2026 and concluding March 2027	230,000
Tokens unlock at a rate of approximately 41% in March 2026 and approximately 59% April 2026	49,990
Tokens unlock at a rate of approximately 42% per week through March 2026 and approximately 58% per week concluding March 2027	33,784
Tokens unlock in equal weekly installments concluding March 2026	11,853
10,384,005

In accordance with ASU 2022-03 (Topic 820), these restrictions are not considered a part of the unit of account for the AVAX tokens and was not considered when measuring the AVAX tokens at fair value.

4. ACQUISITIONS AND DISPOSITIONS

(a)	Bald Eagle Acquisition

In January 2025, the Company consummated the acquisition of assets of Bald Eagle Mining, LLC (“Bald Eagle”), located in Columbiana County, Ohio, for a total purchase price of $4.8 million. Bald Eagle is a Bitcoin Mining facility, powered by 5MW of flared natural gas energy, which at the time of the acquisition supported over 900 Bitcoin Mining units. During the year ended December 31, 2025, the Company increased the number of mining units at the Bald Eagle mining site to 1,662.

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024 (in thousands):

Proforma for the three month ended March 31,
2025
Revenue	$273
Net loss	$49

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

The following table summarizes the consideration transferred to acquire Bald Eagle and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$3,550
Option payment	1,215
Purchase price	$4,765
Assets acquired
S19J Pro Bitmain ASIC Miners	$746
Natural gas power generators	1,672
Transformers	132
Data centers	610
Shipping containers	14
Standby generators	66
Fair value of identified net assets acquired	3,239
Goodwill	$1,526

The Company will continue to operate its bitcoin mining business alongside its AVAX treasury business, which will be the main business operation post-closing.

(b)	Radical Clean Solutions Acquisition / Disposition

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and has presented the results of operations of the RCS business, for the three months ended March 31, 2025, as loss from discontinued operations in the accompany unaudited condensed consolidated statement of operations. Cash used in operating activities from discontinued operations was $0.3 million for the three months ended March 31, 2025. There were no cash flows related to investing or financing activities of discontinued operations for the three months ended March 31, 2025.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$1,699	$2,241
Prepaid Bitcoin Mining infrastructure	1,374	2,965
Prepaid filings fees	276	552
Other	225	105
Prepaid expenses and other current assets	$3,574	$5,863

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Bitcoin Mining facility and infrastructure	$3,277	$2,555
Bitminers	3,532	1,571
Transformers and generators	213	780
Total property and equipment	$7,022	$4,906
Less: accumulated depreciation	(765)	(660)
Property and equipment, net	$6,257	$4,246

Depreciation expense on property and equipment for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.1 million, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Manna IP	$2,244	$2,244
Power Purchase Agreement	409	409
Total intangible assets	$2,653	$2,653
Less: accumulated amortization	(752)	(694)
Intangible assets, net	$1,901	$1,959

Manna Intellectual Property

In 2021, the Company acquired intellectual property (the “Manna IP”) pursuant to an asset purchase agreement with an unrelated third party. The Manna IP encompasses various patented technologies to naturally process and convert, among other things, fiber rich baking flour products. The Company accounted for the purchase as an asset acquisition and the Manna IP was estimated to have useful life of 20 years.

In December 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1.6 million of which $50.0 thousand was received as a deposit and is reflected in the accompanying unaudited condensed consolidated balance sheets as other liabilities. In connection with the letter of intent, the Manna IP has been classified as asset held for sale and amortization ceased. During the three months ended March 31, 2025 the Company recorded amortization expense totaling $0.1 million.

Power Purchase Agreement

In November 2024, the Company acquired the power purchase agreement (the “Power Purchase Agreement”) pursuant to an acquisition. The Power Purchase Agreement allows the Company to obtain natural gas for its Natural Gas Power Plant, which was also acquired pursuant to the acquisition. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit, estimated to be three years. During the three months ended March 31, 2026 and 2025, the Company recorded amortization expense totaling $57.8 thousand and $61.6 thousand, respectively, which is reflected in cost of revenue in the accompanying unaudited condensed consolidated statement of operations.

The estimated annual amortization expense for the Power Purchase Agreement is $0.2 million in 2026 and 2027.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$782	$545
Accrued expenses	656	733
Accounts payable and accrued liabilities	$1,438	$1,278

9. DEBENTURES

In June 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with arm’s-length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $47.0 million with a 10% original issue discount (the “Debentures”).

On June 30, 2022, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $14.0 million for gross proceeds of $12.8 million after considering the 10% original issue discount (“First Tranche Debentures”). In addition, the Investors received 91 warrants at a strike price of $12,210.00, which expired on December 31, 2025 (the “First Tranche Warrants” and the issuance of the First Tranche Debentures and the Frist Tranche Warrants, the “First Tranche”). The First Tranche Warrants and First Tranche Debentures each have down-round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1.6 million. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interests.

The Investors had the right to purchase additional tranches of $5.0 million each, up to a total additional principal amount of $33.0 million.

From January 2023 through May 2024, the Investors purchased additional tranches under the Purchase Agreements under similar terms as the First Tranche for an aggregate principal amount of $13.1 million.

The details of each of these seven tranches are summarized in the table below:

Description	Date	Face Amount	OID	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	# of Warrants	Exercise Price	Expiration Date	Transaction Costs
1st Tranche	Jun-22	$14,025	10%	$12,750	$11,100.00	Sep-22	91	$12,210.00	Dec-25	$1,635
2nd Tranche	Jan-23	5,077	10%	4,615	6,200.00	Jul-23	59	6,200.00	Dec-25	326
3rd Tranche	Oct-23	2,750	10%	2,500	2,358.00	Jan-24	689	2,358.00	Apr-27	32
4th Tranche	Nov-23	2,750	10%	2,500	810.00	May-24	2,207	810.00	May-27	30
5th Tranche	Feb-24	1,100	10%	1,000	192.60	Aug-24	3,712	211.86	Aug-27	50
6th Tranche	Apr-24	550	10%	500	146.70	Oct-24	2,437	162.00	Oct-27	31
7th Tranche	May-24	833	10%	750	90.00	Nov-24	6,016	11.00	Nov-27	3

*	-principal payments are due to be made in 25 equal installments.

Interest rates are 5% for the 1st 12 months and 8% thereafter.

These debentures may be extended by six months at the election of the Company by paying a sum equal to six months’ interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

In January 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreements”) with arm’s-length accredited institutional investors (the “Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $50.0 million in debentures with a 10% original issue discount. On January 16, 2025, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $7.7 million for gross proceeds of $7.0 million, after considering the 10% original issue discount. In addition, the Investors received 212,256 warrants at a strike price of $25.938. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $23.58.

From March 2025 through January 2026, the Investors purchased additional tranches under the 2025 Purchase Agreements under similar terms as the January 2025 Tranche for an aggregate principal amount of $17.5 million. As of March 31, 2026, the Investors have the right to purchase additional tranches in an aggregate principal amount of $24.8 million.

The details of each of these tranches are summarized in the table below:

Description	Date	Face Amount	Original Issue Discount	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
Jan-25 Tranche	Jan-25	$7,700	10%	$7,000	$23.58	Apr-25	212,256	$25.938	Jul-28	$290
Mar-25 Tranche	Mar-25	1,320	10%	1,188	17.91	Jul-25	47,906	17.910	Sep-28	-
May-25 Tranche	May-25	110	10%	100	17.91	Sep-25	4,889	17.910	Nov-28	-
Jul-25 Tranche	Jul-25	833	10%	750	6.74	Oct-25	80,354	6.741	Jan-29	-
Sep-25 Tranche	Sep-25	550	10%	495	2.41	Dec-25	148,340	2.650	Sep-29	-
Oct-25 Tranche (a)	Oct-25	7,700	10%	6,930	2.41	Dec-25	2,076,763	2.410	Apr-29	-
Jan-26 Tranche (b)	Jan-26	7,000	10%	6,300	2.41	Mar-26	3,013,245	2.410	Jul-29	-

*	-principal payments are due to be made in 25 equal installments.

Interest rates are 5% for the 1st 12 months and 8% thereafter.

These debentures may be extended by six months at the election of the Company by paying a sum equal to six months’ interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

(a)	The Company received $1.5 million in October 2025 and the additional $5.4 million is held in a DACA account which serves as collateral for the October 2025 tranche.
(b)	The Company received $1.3 million in January 2026 and the additional $5.0 million will be held in a DACA account which will serve as collateral for the January 2026 tranche.

The funds held in DACA, related to the October 2025 tranche is reflected as restricted cash and the funds related to the January 2026 tranche are reflected as escrow receivable in the accompanying unaudited condensed consolidated balance sheets.

Debentures consisted of the following for the periods presented (in thousands):

Description	Maturity	Interest Rate	March 31, 2026	December 31, 2025
Principal (First Tranche Debentures)	December 2024	5.00% - 8.00%	$25	$25
Principal (Second Tranche Debentures)	July 2025	5.00% - 8.00%	25	25
Principal (Fourth Tranche Debentures)	June 2026	5.00% - 8.00%	8	8
Principal (May 2025 Tranche Debentures)	May 2026	5%	86	86
Principal (July 2025 Tranche Debentures)	July 2026	5%	814	833
Principal (September 2025 Tranche Debentures)	September 2026	5%	550	550
Principal (October 2025 Tranche Debentures)	October 2026	5%	7,700	7,700
Principal (January 2026 Tranche Debentures)	January 2027	5%	7,000	-
Debt issuance costs and discounts			(3,695)	(2,788)
Total Debentures (current)			$12,513	$6,439

During the three months ended March 31, 2026, the Investors converted $28.6 thousand of principal and interest into the Company’s common shares and the conversion was determined to be a modification of the existing debt. During the three months ended March 31, 2026, the Company incurred $1.8 million in accretion interest and there were no cash repayments.

During the three months ended March 31, 2025, the Investors converted $0.4 million of principal and interest into the Company’s common shares resulting in a $87.0 thousand gain on the conversion of convertible debentures. During the three months ended March 31, 2025, the Company incurred $1.0 million in accretion interest and made $0.1 million of cash repayments.

10. LOAN

In August 2025, the Company entered into a Master Loan Agreement (the “MLA”) with BitGo Prime, LLC providing the Company the ability to secure USD cash loans secured by Bitcoin (“BTC”) for a total loan under the MLA of $0.3 million, collateralized by four BTC, with an interest rate of 9.99% per annum and an open maturity date (the “BitGo Loan”).

As of March 31, 2026, the aggregate outstanding balance on the BitGo loan, included accrued but unpaid interest was approximately $0.2 million. The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

11. DERIVATIVE LIABILITIES

As a result of the change in the Company’s functional currency effective April 1, 2025, the derivative liabilities, consisting of warrant liabilities and the debenture conversion features were reclassified to equity.

Warrant Liabilities

As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model to value the warrant liabilities. The warrant liabilities reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the warrant liabilities are summarized in the table below (in thousands, except for warrant data):

		Monte-Carlo Option Pricing Assumptions - April 1, 2025
					Risk Free		FV of
	# of	Stock	Dividend	Expected	Rate of	Expected	Warrant
	Warrants	Price	Yield	Volatility	Return	Term	Liability
1st Tranche	91	$1.10	0.00%	105.00%	3.90%	0.75	$1
2nd Tranche	59	$1.10	0.00%	105.00%	3.72%	1.80	1
3rd Tranche	689	$1.10	0.00%	105.00%	3.89%	2.05	4
4th Tranche	2,207	$1.10	0.00%	100.00%	3.89%	2.17	12
5th Tranche	3,712	$1.10	0.00%	105.00%	3.89%	2.39	23
6th Tranche	2,437	$1.10	0.00%	105.00%	3.89%	2.53	16
7th Tranche	6,016	$1.10	0.00%	105.00%	3.89%	2.64	37
Jan-25 Tranche	212,256	$1.10	0.00%	100.00%	3.90%	3.30	1,365
Mar-25 Tranche	47,907	$1.10	0.00%	100.00%	3.91%	3.47	330
Warrant Liability Reclassified to equity							$1,789

Debenture Convertible Feature

As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the debenture conversion feature. The liability reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the debenture conversion feature are summarized in the table below (in thousands):

	Monte-Carlo Option Pricing Assumptions - April 1, 2025
				Risk Free			FV of
	Stock	Dividend	Expected	Rate of	Discount	Expected	Warrant
	Price	Yield	Volatility	Return	Rate	Term	Liability
1st Tranche	$1.10	0.00%	100.00%	3.82%	12.25%	0.15	$2
2nd Tranche	$1.10	0.00%	100.00%	3.82%	12.25%	0.15	2
4th Tranche	$1.10	0.00%	100.00%	4.01%	11.25%	1.17	91
Jan-25 Tranche	$1.10	0.00%	100.00%	4.11%	11.25%	0.79	728
Mar-25 Tranche	$1.10	0.00%	100.00%	4.04%	11.25%	0.98	165
Conversion Feature Reclassified to equity							$988

As of April 1, 2025, the IPO Warrants, Rep Warrants, and Private Placement Warrants (the “Equity Warrants”) are classified as equity due to the Company changing its functional currency to USD as of April 1, 2025. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed that the warrants met the classification criteria to be recorded as equity and the warrants were reclassified to additional-paid-in capital.

12. SHARE CAPITAL

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The board of directors will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of March 31, 2026, the Company has repurchased 3,273,383 common shares in the open market for a total cost of $3.1 million pursuant to the Repurchase Program. Subsequently, the Company repurchased an additional 182,620 common shares in the open market for a total cost of $88.5 thousand.

As of March 31, 2026 and December 31, 2025, the Company owed $44.0 thousand worth of stock-based compensation to a former officer of the Company. The balance issuable was classified as an Obligation to issue shares.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Basic net loss per share:
Numerator
Net (loss) income from continuing operations	$(46,391)	$112
Net loss from discontinued operations	$-	$(257)
Net loss	$(46,391)	$(145)
Denominator
Basic weighted-average common shares outstanding	97,525	185
Basic net loss per share for continuing operations	$(0.48)	$0.61
Basic net loss per share for discontinued operations	$-	$(1.39)
Basic net loss per share, total	$(0.48)	$(0.78)

Diluted net loss per share:
Numerator
Net loss from continuing operations	$(46,391)	$112
Net loss from discontinued operations	$-	$(257)
Net loss	$(46,391)	$(145)
Change in fair value of derivatives	$-	$(230)
Estimated loss on conversions	$-	$(4,759)
Change in fair value of convertible debenture warrants	$-	$(2,561)
Interest expense, amortization of debt discount and issuance costs of convertible debentures	$-	$902
Diluted net loss	$(46,391)	$(6,793)
Denominator
Number of shares used in basic net loss per share computation	97,525	185
Weighted-average effect of potentially dilutive securities:
Shares issuable from converted debentures	-	470
Conversions	-	(12)
Diluted weighted-average common shares outstanding	97,525	643
Diluted net loss per share for continuing operations	$(0.48)	$(10.17)
Diluted net loss per share for discontinued operations	$-	$(0.40)
Diluted net loss per share, total	$(0.48)	$(10.57)

13. REVENUE

The primary sources of revenue for the periods presented have been from the Company’s digital asset strategy and are as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Avalanche Protocol	$1,927	$-
Bitcoin Mining	584	273
Total revenue	$2,511	$273

14. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

During the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million in cash compensation to our non-employee, independent board members. These amounts owing have been included in accounts payable and accrued liabilities.

During the three months ended March 31, 2026, the Company incurred $0.6 million to Hivemind Capital Partners, LLC (“Hivemind”), our Avalanche Protocol asset manager, which is a company controlled by Matt Zhang, the current chairman of the board of the Company. The agreement with Hivemind entitles the asset manager to receive an annual management fee equal to 1.25% of the account size, as defined (the “Management Fee”). The Management Fee is calculated and payable quarterly, in advance, as of the first business day of each calendar quarter. As of March 31, 2026, these fees were paid in full. In addition, Hivemind owns approximately 9.3 million common shares as March 31, 2026.

During the three months ended March 31, 2025, the Company incurred $10.5 thousand to a former U.S. general counsel firm, Enso Law against legal services, a company controlled by a former director of the Company.

During the three months ended March 31, 2025, the Company incurred $22.5 thousand in legal fees and $57.5 thousand in consulting fees to Jolie Kahn, who is also the Chief Executive Officer of the Company.

There were no other payments to related parties for the three months ended March 31, 2026 and 2025, other than expense reimbursements in the ordinary course of business.

15. COMMITMENTS AND CONTINGENCIES

Contingencies

Litigation

In August 2023, the Company’s former chief executive officer, Ingo Wilhelm Mueller filed a Notice of Civil Claim in which he alleges that the Company wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. Mr. Mueller alleges to have suffered damages including, among other things, a loss of base salary ($473 thousand CAD per annum) and damages from not receiving common shares of the Company ($468 thousand CAD). The Company’s position is that Mr. Mueller was terminated for ‘just cause’ because he breached his fiduciary duty to act in the Company’s best interest by, among other things, submitting a sizeable bid for the acquisition of a company without first obtaining board approval. In doing so, Mr. Mueller misrepresented the Company’s financial standing and forged, or instructed others to forge, a document by affixing the electronic signature of the Company’s chief financial officer.

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

In September 2023, a vendor filed a Complaint with the Superior Court of California for Breach of Contract; Breach of the Covenant of Good Faith and Fair Dealing; and Common Count: Goods and Services Rendered in relation to the purchase and sale agreement for vacant land, known as the Coachella property. In January 2025, the Company settled the complaint and agreed to pay $250 thousand in 12 equal monthly installments of approximately $21 thousand commencing on February 1, 2025 (the “Settlement Amount”). The Settlement Amount was paid in full in October 2025.

On March 27, 2024, BV Peeters Advocaten-Avocats (“Peeters”) summoned the Company to appear on May 31, 2024, at the First Chamber of the Dutch-Speaking Division of the Business Court in Brussels. Peeters is seeking payment for €467 thousand of unpaid bills for legal services plus penalties and interest. The Company believes that Peeters performed actions that were not in the Company’s best interest. The Company does not intend to pay the outstanding legal bills and intends to vigorously defend its position in court. The parties are currently in mediation.

On July 11, 2024, the Company’s former general counsel filed a Notice of Civil Claim with the Supreme Court of British Columbia, in which he alleges that the Company wrongfully terminated his employment without notice, in breach of the parties’ underlying employment agreement. On January 6, 2025, the Company settled the Civil Claim with the Company’s former general counsel and agreed to pay a settlement amount of $160 thousand CAD to the Company’s former general counsel. This settlement has been paid in full.

16. SEGMENT INFORMATION

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

Our Bitcoin Mining operations are conducted in Alberta, Canada and Ohio, USA, which reflects the manner in which the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews and assesses the performance of the business and allocates resources.

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

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, which are regularly provided to and reviewed by the CODM reconciled to the segment’s net income:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Three Months Ended March 31, 2026:
Revenue	$1,927	$584	$-	$2,511
Significant segment expenses:
Cost of revenue, excluding depreciation	$632	$566	$-	$1,198
Bitcoin operating costs	-	42	-	42
Selling, general and administrative	36	2	2,228	2,266
Repairs and maintenance	-	80	-	80
Share-based compensation	-	-	253	253
Depreciation and amortization	-	253	-	253
Loss on disposal of operating assets	-	259	-	259
Impairment of assets	1,127	-	-	1,127
Realized loss digital asset transactions	5,297	-	-	5,297
Unrealized loss on market valuation of digital assets	35,993	309	-	36,302
Accretion of interest on debentures	-	-	1,818	1,818
Other expense	-	-	7	7
Total operating expenses and other expenses	43,085	1,511	4,306	48,902
Net loss	$(41,158)	$(927)	$(4,306)	$(46,391)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
For the Three Months Ended March 31, 2025:
Revenue	$-	$273	$-	$273
Significant segment expenses:
Cost of revenue, excluding depreciation	$-	$221	$-	$221
Selling, general and administrative	-	36	1,309	1,345
Repairs and maintenance	-	86	-	86
Share-based compensation	-	-	127	127
Depreciation and amortization	-	121	139	260
Unrealized loss on market valuation of digital assets	-	-	36	36
Accretion of interest on debentures	-	-	971	971
Change in fair value of derivative liabilities	-	-	(2,977)	(2,977)
Foreign exchange loss (gain)	-	-	57	57
(Gain) loss on conversion of convertible debt	-	-	(87)	(87)
Loss on debt extinguishment	-	-	115	115
Other (income) expense	-	-	7	7
Net loss from discontinued operations	-	-	257	257
Total operating expenses and other expenses (income)	-	464	(46)	418
Net loss	$-	$(191)	$46	$(145)

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
As of March 31, 2026
Digital assets, additions	$4,285	$584	$-	$4,868

Balances:
Property and equipment, net	$-	$6,257	$-	$6,257
Digital assets, current and non-current	$107,021	$1,443	$-	$108,464
Intangible assets, net	$-	$351	$-	$351
Intangible asset held for sale	$-	$-	$1,550	$1,550
Total assets	$137,347	$12,983	$6,759	$157,090

As of December 31, 2025
Property and equipment, additions	$-	$1,248	$-	$1,248
Digital assets, additions	$160,040	$1,733	$-	$161,773

Balances:
Property and equipment, net	$-	$4,246	$-	$4,246
Digital assets, current and non-current	$152,509	$1,161	$-	$153,670
Intangible assets, net	$-	$409	$-	$409
Intangible asset held for sale	$-	$-	$1,550	$1,550
Total assets	$178,052	$13,211	$3,700	$194,963

The following tables summarize revenue and certain assets, such as cash and cash equivalents, property, plant, and equipment and digital assets by geographic area based on the location of the underlying activity or rendering of services and location of the underlying assets:

	Three Months Ended March 31,
	2026	2025
Revenue
Canada	$380	$56
United States	2,131	217
Total Revenue	$2,511	$273

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents for all segments
Canada	$34	$50
United States	16,436	22,085
Total cash and cash equivalents	$16,470	$22,135

Property Plant and Equipment
Canada	$3,053	$927
United States	3,204	3,319
Total property plant and equipment	$6,257	$4,246

Digital Assets
Canada	$589	$297
United States	107,875	153,373
Total digital assets, non-current	$108,464	$153,670

17. SUBSEQUENT EVENTS

From April 1, 2026 to May 14, 2026, the Company repurchased an additional 182,620 common shares in the open market for a total cost of $88.5 thousand pursuant to the Repurchase Program.

As discussed in Note 1, “Nature of Operations, Business Overview, “ on April 6, 2026, the Company announced the execution of a Front End Engineering & Design (“FEED”) proposal for the development of a 10 megawatt (MW) artificial intelligence / high performance compute (“AI/HPC”) Micro-Grid Data Center at the 4-31 Battery site in Alberta, Canada.  On April 20, 2026, the Company executed a letter of intent with BlueFlare Energy Solutions Inc. (“BlueFlare”), an Alberta-based infrastructure developer, for the development of powered land capable of supporting a 10 MW AI/HPC micro-grid data center in Alberta, Canada. The Company also engaged BlueFlare as the infrastructure development partner for the project, and on May 6, 2026, ASCENT Consulting Ltd. was selected to lead engineering and design services for the Alberta site.

As discussed in Note 1, “Nature of Operations, NASDAQ Compliance,” the Company presented its appeal to the Hearing Panel (the “Panel”), and the hearing was held on April 21, 2026. On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies and provides for the continued listing on The Nasdaq Stock Market subject to certain conditions. The conditions include, among other things, that the Company must demonstrate compliance with the minimum bid price of $1 per share for a minimum of 10 consecutive trading days on or before July 6, 2026. The Company plans to complete a reverse stock split (the “RSS”) to cure the deficiency and will seek approval for the RSS at the annual shareholder meeting on May 29, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our historical financial statements and the notes to those statements and other financial information included elsewhere in this Quarterly Report. Certain statements in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS OVERVIEW AND STRATEGIC EVOLUTION

In late 2024, the Company initiated its strategic transformation into a diversified technology and digital asset infrastructure company through the acquisition of its first Bitcoin mining site in Alberta, Canada. What began as an entry point into the cryptocurrency sector less than 18 months ago has evolved rapidly into a comprehensive institutional platform bridging traditional capital markets with the onchain financial economy.

A defining milestone in this evolution was the closing of the Company’s $219.1 million financing in November 2025. This capital infusion provided the financial foundation to meaningfully expand the Company’s participation in the Avalanche ecosystem. The integration of Avalanche includes the establishment of a strategic digital asset treasury, the generation of recurring revenue through AVAX staking, and active pursuit of mergers and acquisitions. These potential acquisitions are focused on identifying cashflow positive businesses that can be optimized through the speed, scalability, and low transaction costs of the Avalanche blockchain.

Complementing these digital asset initiatives, the Company has leveraged its longstanding operational relationships and deep industry knowledge in Alberta to advance its physical infrastructure footprint. The Company is currently developing a 10 MW Tier 3 microgrid-powered data center, which has been designed and is being constructed in record time at a highly competitive cost per MW. This facility is engineered to support both high-performance Bitcoin mining and artificial intelligence / high performance compute (“AI/HPC”) workloads, reflecting the Company’s forward looking approach to multi-use digital infrastructure.

Management believes this three-pronged strategy of Bitcoin mining operations, Avalanche ecosystem participation, and data center development creates a robust and differentiated business model. It enables the Company to capitalize on the specialized expertise of its leadership team in both cryptocurrency and energy infrastructure. The strategy is expected to deliver stable cash flows in the short to medium term through Bitcoin mining and AVAX staking, while positioning the Company for substantial long-term value creation through the expansion of its data center platform and broader ecosystem investments.

Differentiated Business Model and Market Context

From 2020 through 2025, more than 172 publicly traded companies incorporated cryptocurrency assets onto their balance sheets. A significant portion of these entities operated primarily as passive treasury vehicles, often lacking independent revenue streams, operational infrastructure, or sustainable cash flow generation capabilities.

AVAX One has deliberately pursued a structurally different approach. The Company’s strategy is anchored in the ownership and operation of critical physical infrastructure that powers blockchain networks. By investing directly in mining operations and data centers, the Company generates independent, recurring cash flows that provide financial resilience and reduce exposure to the volatility-driven forced-seller dynamics experienced by many digital asset treasuries.

Furthermore, these infrastructure investments are designed to drive tangible value back into the Avalanche ecosystem. By increasing onchain activity and network utilization, the Company contributes to higher transaction volumes, which in turn generate additional token burns. This mechanism permanently reduces AVAX token supply while simultaneously enhancing the network’s real-world utility and economic security, outcomes that benefit both the Company and the broader Avalanche community.

Recent Operational and Infrastructure Initiatives

In recent periods, the Company has accelerated its growth trajectory through two concurrent and complementary infrastructure initiatives. First, the Company signed a Front End Engineering and Design (FEED) agreement for the development of a 10 MW AI/HPC-capable microgrid data center in Alberta, Canada. This facility is being purpose-built to meet the highest industry standards for reliability, efficiency, and scalability. Second, the Company completed the acquisition of 220 additional Bitcoin mining machines. This equipment deployment is expected to increase the Company’s operational hash rate capacity in Alberta by approximately 33%, meaningfully expanding its Bitcoin mining output and associated revenue potential.

Taken together, these initiatives represent a deliberate and disciplined expansion of the Company’s core strategy: to build sustainable, long-term cash flow by investing in both the physical infrastructure (data centers and power solutions) and the digital infrastructure (blockchain participation and staking) that underpins the future of the onchain economy.

Strategic Outlook and Value Creation Opportunities

AVAX One is not merely accumulating AVAX tokens as a passive treasury asset. The Company is actively constructing next-generation data center infrastructure capable of supporting both leading blockchain protocols and the rapidly growing demands of artificial intelligence and high-performance computing workloads.

As these cashflow generating operations scale, the Company anticipates increased financial flexibility to pursue several value-enhancing initiatives. These include further expansion of its digital asset treasury, opportunistic acquisitions within the Avalanche ecosystem, and strategic investments that contribute to the overall health, security, and adoption of the Avalanche network.

Management remains confident that this integrated model of combining revenue producing infrastructure assets with active ecosystem participation will differentiate AVAX One in the market and create enduring value for shareholders as the convergence of cryptocurrency, artificial intelligence, and digital infrastructure continues to accelerate.

RECENT DEVELOPMENTS

NASDAQ Compliance

On March 13, 2026, the Company received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules which require listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), the Company no longer met this requirement.

The Company presented its appeal to the Hearing Panel (the “Panel”), and the hearing was held on April 21, 2026.  On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies and provides for the continued listing on The Nasdaq Stock Market subject to certain conditions.  The conditions include, among other things, that the Company must demonstrate compliance with the minimum bid price of $1 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.  The Company plans to complete a reverse stock split (the "RSS") to cure the deficiency and will seek approval for the RSS at the annual shareholder meeting on May 29, 2026.   The Company is confident that the RSS will be approved since enough shareholder votes in favor of the RSS have been secured as of May 5, 2026.

Data Center and Digital Infrastructure

On April 20, 2026, the Company executed a letter of intent with BlueFlare Energy Solutions Inc. (“BlueFlare”), an Alberta-based infrastructure developer, for the development of powered land capable of supporting a 10 MW AI/HPC Edge Compute facility. This initiative represents the Company’s formal expansion into the data center and digital infrastructure vertical, positioning AVAX One to participate in the rapidly accelerating demand for AI and high-performance computing capacity.

The initiative addresses the power bottleneck which is a foundational constraint for AI/HPC Edge computing capacity by presenting a scalable and replicable micro grid model in 10 MW increments. This advantageous differentiator is a key element to enabling the Company to achieve recurring revenue at scale. This transformative event demonstrates a power synergy with the Company’s existing Avalanche treasury and on-chain strategy by positioning the Company at the intersection of on-chain finance and the physical compute structure that will power it. Furthermore, this creates a clear path to recurring high-margin revenue through long-term infrastructure agreements with end clients thus creating sustainable shareholder value opportunities.

The Alberta site remains on schedule for end-client deployment readiness in Q1 2027. The Company also engaged BlueFlare as the infrastructure development partner for the project, and on May 6, 2026, ASCENT Consulting Ltd. was selected to lead engineering and design services for the Alberta site. This is a critical milestone that advances the project from letter of intent stage into formal technical execution.

Share Repurchase Program

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The board of directors will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of March 31, 2026, the Company has repurchased 3,273,383 shares in the open market for a total cost of $3.1 million pursuant to the Repurchase Program. Subsequently, the Company repurchased an additional 182,620 shares in the open market for a total cost of $88.5 thousand.

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

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

Digital Assets

We generate revenue from blockchain-based operations, comprised of two primary sources: (i) staking rewards earned from delegating and validator node operations, through the Avalanche Protocol and (ii) the production of digital assets through mining activities, in Bitcoin (“Bitcoin Mining”). We commenced our digital asset strategy with regards to the Avalanche Protocol in the fourth quarter of 2025 with our transition to AVAX One and with regard to Bitcoin Mining in the fourth quarter of 2024 with the acquisition of our first Bitcoin Mining facility. We currently own and operate three Bitcoin Mining facilities.

Our digital assets were comprised of the following as of March 31, 2026 and December 31, 2025, which value may be materially impacted as the market value of digital assets fluctuates.

	March 31, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,011,270.866	$150,552	$107,021	12,409,212.272	$160,040	$152,509
Bitcoin	21.145	1,980	1,443	13.272	1,397	1,161
Total digital assets		$152,532	$108,464		$161,437	$153,670

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

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2026 and 2025

Revenues

Total revenue was comprised of the following during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Net Change
	2026	2025	$	%
Avalanche Protocol	$1,927	$-	$1,927	100%
Bitcoin Mining	584	273	311	114%
Total Revenue	$2,511	$273	$2,238

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

Operating Expenses

Operating expenses were comprised of the following during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Net Change
	2026	2025	$	%
Cost of revenue, excluding depreciation	$1,198	$221	$977	442%
Bitcoin operating costs	42	-	42	100%
Selling, general and administrative	2,266	1,345	921	68%
Repairs and maintenance	80	86	(6)	-7%
Share-based compensation	253	127	126	99%
Depreciation and amortization	253	260	(7)	-3%
Loss on disposal of operating assets	259	-	259	100%
Impairment of liquid staking tokens	1,127	-	1,127	100%
Realized loss on digital asset transactions	5,297	-	5,297	100%
Unrealized loss on market valuation of digital assets	36,302	36	36,266	100739%
Total Operating Expenses	$47,077	$2,075	$45,002	2169%

Total operating expenses increased primarily due to the following:

●	The increase in cost of revenue, excluding depreciation of $1.0 million is directly related to the increase in our Bitcoin Mining operations.
●	Selling, general and administrative expenses increased primarily due to investor relations ($0.6 million) related to additional campaigns to promote the Company, coupled with office expenses ($0.6 million) primarily due to insurance costs, partially offset by the decline in severance expense ($0.1 million), shareholder/regulatory ($61.0 thousand) related to exchange listing expenses and business consulting ($51.0 thousand).
●	The impairment of assets of $1.1 million is directly attributable to the liquid staking tokens (the tAVAX tokens) due to the decline in the market value of AVAX tokens and the realized loss on digital asset transactions of $5.3 million is a direct attributable to the deployment of AVAX tokens to tAVAX tokens, which resulted in a loss on the deployment date due to the decline in the market value of AVAX tokens.
●	The increase in unrealized loss of on market valuation of digital assets is primarily due to the decline in market value of our AVAX tokens.

Other (Expenses) Income

Total other (expenses) income were comprised of the following during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Net Change
	2026	2025	$	%
Accretion of interest on debentures	$(1,818)	$(971)	$(847)	87%
Change in fair value of derivative liabilities	-	2,977	(2,977)	-100%
Foreign exchange loss	-	(57)	57	-100%
Gain on conversion of convertible debt	-	87	(87)	-100%
Loss on debt extinguishment	-	(115)	115	-100%
Other expense	(7)	(7)	-	0%
Total other (expenses) income, net	$(1,825)	$1,914	$(3,739)

Other expenses increased primarily due to the change in fair value of derivative liabilities and the increase in accretion of interest on debentures. The change in fair value of derivative liabilities is directly attributable to the reclass of derivatives to additional-paid-in capital during the second quarter of 2025 as a result of the conversion of our functional currency, from the Canadian dollar to the United States dollar, effective April 1, 2025. The increase in accretion of interest on debentures is primarily due to the issuance of additional debentures.

Operating Segments

We have chosen to organize our operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). Our operating and reportable segments at March 31, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. We evaluate the performance of each of the segments using operating income (loss) to provide a consistent and comparable measure of our performance between periods. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore, comparability may be limited. The accounting policies for the operating segments are the same as those disclosed in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Part I, Item 1. Financial Statements, Note 2, “Summary of Significant Accounting Policies.”

The following table summarizes our total revenues, by segment, during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Net Change
	2026	2025	$	%
Avalanche Protocol	$1,927	$-	$1,927	100%
Bitcoin Mining	584	273	311	114%
Total Revenue	$2,511	$273	$2,238

Total revenue increased during the three months ended March 31, 2026 primarily due to the Avalanche Protocol operations, which commenced operations in the fourth quarter of 2025 with the implementation of our digital asset strategy, coupled with the increase in our Bitcoin Mining operations primarily due to the increase in our Bitcoin Mining infrastructure.

The following table summarized our operating income (loss), by segment, during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Net Change
	2026	2025	$	%
Avalanche Protocol	$(41,158)	$-	$(41,158)	100%
Bitcoin Mining	(927)	(191)	(736)	385%
Corporate	(2,481)	(1,611)	(870)	54%
Total Operating loss	$(44,566)	$(1,802)	$(42,764)

The total increase in operating loss during the three months ended March 31, 2026 is primarily attributable to the decline in market value of AVAX tokens, which resulted in an unrealized loss on market valuation of digital assets ($36.3 million), coupled with an impairment of assets related to the liquid staking tokens ($1.1 million) and the realized loss on digital asset transactions ($5.3 million) related to the deployment of AVAX tokens to the liquid staking tokens (tAVAX tokens), partially offset by the increase in revenue ($2.2 million). The operating loss was further impacted by the increase in cost of revenue, excluding depreciation ($1.0 million), which is directly related to the increase in our Bitcoin Mining operations and the increase in selling, general and administrative expenses ($0.9 million) primarily due to costs associated with promoting the Company and insurance.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. The cash on hand is expected to be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

Though we experienced a loss from operations of approximately $44.6 million during the three months ended March 31, 2026, this loss included $43.0 million of non-cash charges related to: 1) depreciation and amortization ($0.3 million); 2) impairment of assets ($1.1 million); and 3) realized and unrealized losses on digital asset transactions and market valuations ($5.3 million and $36.3 million, respectively). Adjusting for these non-cash charges, the adjusted operating loss would be $1.6 million.

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The change in cash and cash equivalents during the three months ended March 31, 2026 and 2025 is as follows (presented in thousands):

	2026	2025	Net Change
Net loss	$(46,391)	$(145)	$(46,246)
Non-cash items	45,378	(1,476)	46,854
Net change in operating assets and liabilities	(336)	(552)	216
Operating activities	(1,349)	(2,173)	824
Investing activities	(2,548)	(4,765)	2,217
Financing activities	3,662	7,933	(4,271)
Effect of exchange rate changes on cash	-	(133)	133
Change in cash	$(235)	$862	$(1,097)

Operating Activities

Net cash used in operating activities was $1.4 million and $2.2 million during the three months ended March 31, 2026 and 2025, respectively, a decrease of $0.8 million, primarily due to the net change in operating assets and liabilities.

Non-cash items increased primarily due to the unrealized loss on digital assets of $36.3 million, asset impairments of $1.1 million, realized loss on digital asset transactions of $5.3 million and the change in amortization of debt issuance costs of $0.9 million, coupled with the change in fair value of derivative liabilities of $3.0 million. The net change in operating assets and liabilities is primarily due the net change in prepaid expenses and other current assets of $2.5 million, partially offset by the increase in revenue from digital asset production $2.2 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was directly attributable to the purchase of equipment and digital assets. During the comparable prior year period, the Company paid $4.8 million for an acquisition within the Bitcoin Mining segment.

Financing Activities

Net cash provided by financing activities was $3.7 million during the three months ended March 31, 2026 as compared to the $7.9 million of net cash provided during the comparable prior year period. The net change is primarily due to decrease in proceeds from debentures of $1.5 million, coupled with the shares repurchased in the open market of $3.0 million.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, included within this Quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 15, “Commitments and Contingencies” of the Notes to our Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, under the heading Part I, Item 1A., “Risk Factors,” except for the following -

Risks Related to AVAX Delegation, Staking, Liquid Staking and Lock-Up Periods

We engage in the delegation and staking of AVAX tokens, including through liquid staking arrangements. These activities expose us to significant risks that could result in partial or complete loss of staked tokens, reduced liquidity, price depreciation of our staked positions, and material adverse effects on our business, financial condition, results of operations, and prospects.

In particular, our liquid staking activities are conducted through Treehouse, where we hold tAVAX and sAVAX tokens. Both tAVAX and sAVAX are issued and supported by smart contracts deployed on the Avalanche C-Chain, including the BENQI Protocol, a decentralized liquid staking and validator infrastructure protocol that issues interest-bearing sAVAX. Although the BENQI Protocol has undergone third-party security audits, smart contracts are inherently vulnerable to undiscovered bugs, coding errors, or exploits. Any such vulnerability could be exploited, resulting in partial or total loss of the underlying staked AVAX tokens. Smart contract risk is inherent in all DeFi protocols and cannot be eliminated through audits or other risk mitigation measures.

The BENQI Protocol is managed by relatively small teams and governed by decentralized autonomous organizations (“DAOs”) controlled by holders of its governance tokens. We do not hold governance tokens and therefore have no ability to influence protocol governance decisions. Token holders could vote to implement changes that materially and adversely affect the terms of liquid staking, including modifications to fee structures, redemption processes, validator selection criteria, or other operational parameters. Such governance actions, or the failure of governance processes, could reduce the value or redeemability of our liquid staking tokens. In addition, the BENQI Protocol (or related protocols) could cease operations, experience a governance failure, or be subject to malicious attacks that compromise its functionality or security.

Liquid staking tokens such as tAVAX and sAVAX are less liquid than the underlying AVAX token. While holders may sell these tokens on decentralized exchanges, such sales may incur significant slippage and result in proceeds substantially below the theoretical exchange rate to AVAX, particularly during periods of market stress or low liquidity. Neither tAVAX nor sAVAX is widely listed on centralized exchanges, which concentrates trading activity in on-chain liquidity pools and may exacerbate price dislocations and volatility during periods of elevated selling pressure. The value of both tAVAX and sAVAX is directly correlated with the value of AVAX, which has historically experienced, and may continue to experience, significant price volatility. Although these liquid staking tokens are designed to maintain a predictable and increasing exchange rate relative to AVAX, they may trade at a discount to their theoretical value on secondary markets due to liquidity constraints, market sentiment, perceived protocol risks, or other factors.

There can be no assurance that we will be able to redeem or sell our liquid staking tokens at or near their theoretical exchange rate or in a timely manner. Any of the foregoing risks could result in material losses on our staked positions, impair our liquidity, and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Demand for Data Center Space, Power and Connectivity

Our business depends upon the demand for data center space, power, and connectivity. We are expanding our business to own, acquire, develop, and operate data centers. A reduction in demand for data center space, power, or connectivity would materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our substantial development pipeline and expansion activities make us particularly vulnerable to general economic slowdowns as well as adverse developments in the data center, Internet, data communications, and broader technology industries. Any such slowdown or adverse development could result in reduced corporate information technology (“IT”) spending or decreased demand for data center capacity. In addition, changes in industry practices, technological advancements, or the emergence of alternative technologies could reduce or render obsolete the demand for physical data center space that we provide.

Our customers may elect to develop new data centers for their own use, expand their existing data centers, or consolidate their operations into data centers owned or operated by third parties. Any of these actions could reduce demand for our data centers (particularly newly developed facilities), result in the loss of one or more key or potential customers, or place downward pressure on our pricing and occupancy rates. Furthermore, mergers, acquisitions, or consolidations among technology companies could further reduce the number of our existing and potential customers, increase our customer concentration, and make us more dependent on a smaller number of customers.

If our customers are acquired by or merge with entities that are not our customers, the resulting company may discontinue or significantly reduce its use of our data centers. We cannot assure you that we will be able to retain our customers, attract new customers, or maintain or increase occupancy and pricing levels at our facilities.

Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Competition in the Data Center Industry

We face significant competition in the data center market, which may adversely affect our ability to lease space, maintain occupancy rates, and achieve favorable rental rates at our facilities.

We compete with existing data center operators as well as new entrants into the market, including entrants who may acquire our current competitors. Many of our competitors and potential competitors have material competitive advantages over us, including greater name recognition, longer operating histories, established relationships with current or potential customers, significantly greater financial, marketing, and other resources, and more ready access to capital. These advantages may allow them to respond more quickly to new or emerging opportunities, develop or acquire additional data center capacity, and compete more effectively for customers.

If our competitors offer data center space that customers or potential customers perceive to be superior to ours (based on factors such as available power, security, location, connectivity, or other attributes), or if they offer rental rates at or below current market rates or the rates we are seeking, we may lose existing or potential customers, face pressure to reduce our rental rates, or incur significant costs to enhance or upgrade our facilities. In addition, many competitors are continuing to develop additional data center space. An increase in the overall supply of data center capacity, whether from our competitors or otherwise, could lead to lower rental rates, longer leasing periods, increased vacancy rates, or delays in leasing our properties, including newly developed space.

Furthermore, if customers or potential customers require services or capabilities that we do not currently offer, we may be unable to secure their business. We cannot assure you that we will be able to compete successfully against current or future competitors.

Any of the foregoing factors could have a material adverse effect on our occupancy rates, rental revenues, business, financial condition, results of operations, and cash flows.

Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.

Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. A failure to meet these or other commitments or equipment damage in our data centers could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

We and our third-party providers are vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.

We face evolving risks that threaten the confidentiality, integrity, and availability of information systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business. Even if vulnerabilities are publicly known or identified through our security tools, we cannot guarantee that patches or mitigating measures will be implemented before a threat actor can exploit them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026 and as part of the Company’s 2025 convertible debt facility, institutional investors purchased an additional tranche of $7,000,000 in convertible debentures with a 10% original issue discount for gross proceeds of $6,300,000 and received 3,013,245 warrants due January 2, 2027. The warrants are exercisable at any time and from time to time and expire July 2, 2029. The convertible debentures and warrants were issued with an exercise price of $2.41 per share.

Item 703 Disclosure on Share Repurchases

The following table represents information with respect to AVAX One’s repurchase of common shares during the quarter ended March 31, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
January 1 - 31	640,500	$1.59	640,500
February 1 - 28	1,599,538	$0.72	1,599,538
March 1 - 31	850,000	$0.79	850,000
Total	3,090,038		3,090,038

(1)	In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The Company is not obligated to repurchase any specific number of shares, and the program may be suspended or discontinued at any time. For additional information related to share repurchases, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item. 1 Financial Statements of this Quarterly Report.
(2)	Average price paid per share includes costs associated with the repurchases.

From April 1, 2026 to May 14, 2026, the Company repurchased 182,620 common shares with an average price paid per share of $ 0.47, leaving approximately $36.8 million that may be repurchased under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX ONE TECHNOLOGY LTD.

Date: May 15, 2026	By:	/s/ Jolie Kahn
Jolie Kahn
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Chris Polimeni
Chris Polimeni
Chief Financial Officer (Principal Financial and Accounting Officer)

