Form 10-Q
period 2026-06-30
AVAX ONE TECHNOLOGY LTD.
filed 2026-08-13
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40578

AVAX ONE TECHNOLOGY LTD.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 South Olive Avenue, Suite 201 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AVX	The Nasdaq Stock Market LLC

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

As of August 12, 2026, the registrant had 7,397,383 common shares, no par value per share outstanding.

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; volatility and other risks of cryptocurrencies; and the economy in general or the future of the data center industry, all of which were subject to various risks and uncertainties.

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

We do not assume the obligation to update any forward-looking statement, except to the extent required by applicable law. You should carefully evaluate such statements in light of risk factors described in this Quarterly Report and the Company’s other filings with the Commission. In this Quarterly Report on Form 10-Q, we have identified important factors that could cause actual results to differ from expected or historic results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete list of all potential risks or uncertainties. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current
Cash and cash equivalents	$11,368	$22,135
Restricted cash	5,440	-
Escrow receivable	4,345	5,430
Liquid staking tokens	4,726	-
Staking rewards receivable	1,839	-
Other receivables	244	17
Deposit receivable	58	58
Prepaid expenses and other current assets	4,168	5,863
Total current assets	32,188	33,503

Non-current
Property and equipment, net	5,973	4,246
Digital assets, non-current	81,609	153,670
Intangible assets, net	294	409
Intangible asset held for sale	1,550	1,550
Goodwill	1,535	1,535
Lease deposit, non-current	50	50
Total assets	$123,199	$194,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,683	$1,278
Debentures, net of discount	12,985	6,439
Loan payable	206	220
Other current liabilities	50	50
Total liabilities	14,924	7,987

Commitments and contingencies - See Note 15

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized, 7,713,231 and 7,760,179 shares issued and 7,363,270 and 7,744,900 outstanding at June 30, 2026 and December 31, 2025, respectively*	282,147	283,554
Treasury shares	(2,898)	(258)
Additional paid-in-capital	22,206	22,968
Subscriptions receivable - digital assets	(16,606)	(24,234)
Obligation to issue shares	44	44
Accumulated deficit	(175,497)	(93,977)
Accumulated other comprehensive loss	(1,121)	(1,121)
Total shareholders’ equity	108,275	186,976
Total liabilities and shareholders’ equity	$123,199	$194,963

*	reflects the 1:12 reverse stock split effected on June 15, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$2,817	$452	$5,328	$725

OPERATING EXPENSES
Cost of revenue, excluding depreciation	792	242	1,990	463
Bitcoin operating costs	122	-	164	-
Selling, general and administrative	2,191	1,179	4,457	2,524
Repairs and maintenance	119	114	199	200
Share-based compensation	303	81	556	208
Depreciation and amortization	284	334	537	594
Loss on disposal of operating assets	-	-	259	-
Impairment of liquid staking tokens	2,613	-	3,740	-
Realized loss on digital asset transactions	20	-	5,317	-
Unrealized loss (gain) on market valuation of digital assets	29,755	(116)	66,057	(80)
Total operating expenses	36,199	1,834	83,276	3,909

Operating loss	(33,382)	(1,382)	(77,948)	(3,184)

OTHER (EXPENSE) INCOME
Accretion of interest on debentures	(1,728)	(967)	(3,546)	(1,938)
Change in fair value of derivative liabilities	-	-	-	2,977
Foreign exchange gain (loss)	5	(20)	5	(77)
Gain on conversion of convertible debt	-	-	-	87
Loss on debt extinguishment	(21)	(4,616)	(21)	(4,731)
Other (expense) income	(3)	68	(10)	61
Total other expenses, net	(1,747)	(5,535)	(3,572)	(3,621)

Net loss from continuing operations	(35,129)	(6,917)	(81,520)	(6,805)

Loss from operations of discontinued operations	-	(240)	-	(497)
Loss on disposal of discontinued operations	-	(904)	-	(904)
Net loss from discontinued operations	-	(1,144)	-	(1,401)

Net loss	$(35,129)	$(8,061)	$(81,520)	$(8,206)
Other comprehensive loss
Foreign currency translation	-	-	-	37
Comprehensive loss attributable to common shareholders	$(35,129)	$(8,061)	$(81,520)	$(8,169)

Earnings per share:
Basic and diluted net loss per common share for continuing operations	$(4.41)	$(288.21)	$(10.14)	$(309.32)
Basic and diluted net loss per common share for discontinued operations	$-	$(47.67)	$-	$(63.68)
Basic and diluted net loss per common share, total	$(4.41)	$(335.88)	$(10.14)	$(373.00)

Weighted average number of common shares outstanding – basic and diluted*	7,958	24	8,042	22

*	reflects the 1:12 reverse stock split effected on June 15, 2026 and 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

	For the three months ended June 30, 2026
	Common shares		Common share Treasury Shares		Additional		Obligation		Accumulated other	Total
	# of		# of		Paid-in	Subscriptions	to issue	Accumulated	comprehensive	shareholders’
	Shares *	Amount	Shares *	Amount	Capital	Receivable	shares	Deficit	income (loss)	equity
Balance, April 1, 2026	7,703,443	$282,096	(220,206)	$(2,092)	$22,883	$(18,656)	$44	$(140,368)	$(1,121)	$142,786
Shares issued for conversion of convertible debt	9,788	51	-	-	-	-	-	-	-	51
Share based compensation	-	-	-	-	303	-	-	-	-	303
Repurchases of shares	-	-	(129,755)	(806)	-	-	-	-	-	(806)
Release of locked tokens - receipt of digital assets	-	-	-	-	(980)	2,050	-	-	-	1,070
Net loss	-	-	-	-	-	-	-	(35,129)	-	(35,129)
Balance, June 30, 2026	7,713,231	$282,147	(349,961)	$(2,898)	$22,206	$(16,606)	$44	$(175,497)	$(1,121)	$108,275

	For the six months ended June 30, 2026
	Common shares		Common share Treasury Shares		Additional		Obligation		Accumulated other	Total
	# of		# of		Paid-in	Subscriptions	to issue	Accumulated	comprehensive	shareholders’
	Shares *	Amount	Shares *	Amount	Capital	Receivable	shares	Deficit	income (loss)	equity
Balance, January 1, 2026	7,760,179	$283,554	(15,279)	$(258)	$22,968	$(24,234)	$44	$(93,977)	$(1,121)	$186,976
Shares issued for conversion of convertible debt	14,456	79	-	-	-	-	-	-	-	79
Warrants issued with convertible debt	-	-	-	-	2,016	-	-	-	-	2,016
Share based compensation	-	-	-	-	556	-	-	-	-	556
Repurchases of shares	-	-	(396,086)	(3,850)	-	-	-	-	-	(3,850)
Repurchase of shares, retired	(61,404)	(1,210)	61,404	1,210	-	-	-	-	-	-
Fees associated with registration statement	-	(276)	-	-	-	-	-	-	-	(276)
Release of locked tokens - receipt of digital assets	-	-	-	-	(3,334)	7,628	-	-	-	4,294
Net loss	-	-	-	-	-	-	-	(81,520)	-	(81,520)
Balance, June 30, 2026	7,713,231	$282,147	(349,961)	$(2,898)	$22,206	$(16,606)	$44	$(175,497)	$(1,121)	$108,275

*	reflects the 1:12 reverse stock split effected on June 15, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	For the three months ended June 30, 2025
						Accumulated
	Common shares			Obligation		other	Total
	# of		Additional	to issue	Accumulated	comprehensive	shareholders’
	Shares **	Amount	paid-in-capital	shares	Deficit	income (loss)	equity
Balance, April, 1 2025	16,112	$65,447	$2,965	$44	$(60,927)	$(1,121)	$6,408
Shares issued for conversion of convertible debt	16,107	2,518	-	-	-	-	2,518
Shares issued for executive compensation	2,394	323	-	-	-	-	323
Shares issued on exercise of warrants	463	59	-	-	-	-	59
Reclassification of derivative liabilities to additional-paid-in capital	-	-	2,772	-	-	-	2,772
Warrants issued with convertible debt	-	-	42	-	-	-	42
Net loss	-	-	-	-	(8,061)	-	(8,061)
Balance, June 30, 2025	35,076	$68,347	$5,779	$44	$(68,988)	$(1,121)	$4,061

	For the six months ended June 30, 2025
						Accumulated
	Common shares			Obligation		other	Total
	# of		Additional	to issue	Accumulated	comprehensive	shareholders’
	Shares **	Amount	paid-in-capital	shares	Deficit	income (loss)	equity
Balance, January 1, 2025	14,355	$65,043	$2,965	$44	$(60,782)	$(1,158)	$6,112
Shares issued for conversion of convertible debt	17,864	2,922	-	-	-	-	2,922
Shares issued for executive compensation	2,394	323	-	-	-	-	323
Shares issued on exercise of warrants	463	59	-	-	-	-	59
Reclassification of derivative liabilities to additional-paid-in capital	-	-	2,772	-	-	-	2,772
Warrants issued with convertible debt	-	-	42	-	-	-	42
Net loss	-	-	-	-	(8,206)	-	(8,206)
Foreign currency translation	-	-	-	-	-	37	37
Balance, June 30, 2025	35,076	$68,347	$5,779	$44	$(68,988)	$(1,121)	$4,061

**	reflects the 1:12 reverse stock split effected on June 15, 2026 and 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(81,520)	$(8,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	594
Staking fees paid in AVAX tokens	30	-
Impairment of liquid staking tokens	3,740	-
Realized loss on digital assets	5,317	-
Unrealized losses (gains) on digital assets	66,057	(80)
Share-based compensation	556	208
Amortization of debt issuance costs	3,546	1,912
Amortization of power purchase agreement	115	115
Change in fair value of derivative liabilities	-	(2,977)
Gain on debt conversion	-	(87)
Loss on debt extinguishment	21	4,731
Loss on disposal of business	-	904
Loss on disposal of fixed assets	259	-
Changes in operating assets and liabilities:
Revenue from digital asset production	(5,329)	(725)
Other receivables	(227)	(76)
Prepaid expenses and other current assets	1,419	192
Deposit receivable	-	16
Accounts payable and accrued liabilities	405	422
Other current liabilities	3	-
Net cash used in operating activities	(5,071)	(3,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(4,765)
Purchase of digital assets	(25)	-
Purchase of equipment	(2,523)	(1,024)
Sale of digital assets	-	106
Net cash used in investing activities	(2,548)	(5,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares repurchased in the open market, including costs	(3,850)	-
Proceeds from debenture and warrant issuance, net of discount	6,716	8,550
Repayment of convertible debentures	(557)	(110)
Proceeds from loan payable	-	200
Repayment of loan payable	(17)	-
Financing costs of debentures	-	(157)
Proceeds from warrants exercised	-	59
Net cash provided by financing activities	2,292	8,542

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(107)
Change in cash, cash equivalents and restricted cash	(5,327)	(305)
Cash, cash equivalents and restricted cash, beginning of period	22,135	490
Cash, cash equivalents and restricted cash, end of period	$16,808	$185

Supplemental cash flow information:
Cash paid during the period for interest	$13	$-

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversion of convertible debt	$79	$2,922
Exchange listing fees for registration statement	276	-
Purchase of liquid staking tokens with digital assets	8,466	-
Release of AVAX tokens from subscriptions receivable	4,294	-
Escrow receivable obtained in connection with issuance of convertible debt and warrants	4,345	-
Warrants issued with convertible debt and classified as equity	2,016	-
Non-cash repayment of convertible debentures	655
Initial fair value of debenture warrants initially classified as derivatives	-	4,192
Initial fair value of conversion feature of debentures initially classified as derivatives	-	1,183
Reclassification of derivative liability to equity	-	2,772

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2026 and 2025 (unaudited)

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

AgriFORCE ceased its legacy “ag-tech” operations in early 2025 except that it maintained its Manna business involving the deployment of certain patented technologies. The Company is currently in the process of selling the Manna business and anticipates closing on the transaction during the fourth quarter of 2026.

AVAX One is a digital infrastructure company accelerating the transition to an onchain financial economy. The Company maintains a strategic Avalanche digital asset treasury, accumulating AVAX tokens and generating onchain yield through native staking and ecosystem participation. In addition, the Company operates Bitcoin Mining facilities in Alberta and Ohio and is developing modular data centers. Together, these three pillars give public market investors exposure to both the onchain economy and the digital infrastructure layer.

The Company is developing power-first, modular data centers in energy-advantaged regions — leveraging behind-the-meter generation and microgrid design to deliver reliable, cost-efficient compute capacity for artificial intelligence and high-performance computing workloads. The Company’s powered land model eliminates grid dependency and delivers pre-energized, Tier 3-ready sites on accelerated timelines unavailable through traditional utility-connected development.

Principles of Consolidation

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

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). The Company’s operating and reportable segments at June 30, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate segment. At June 30, 2026, Bitcoin Mining operations were conducted at several locations in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s CODM reviews and assesses the performance of the business and allocates resources. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs, general and administrative expenses and research and development expenses. See Note 16, “Segment Information” for further details.

Reverse Stock Split

On June 15, 2026, the Company effected a one-for-twelve reverse stock split of the Company’s issued and outstanding common shares (the “2026 Reverse Split”). As a result of the 2026 Reverse Split, every 12 common shares in the capital of the Company then outstanding were converted into one common share in the capital of the Company. Fractional shares resulting from the 2026 Reverse Split were sold at the then prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted stockholders. The 2026 Reverse Split automatically and proportionately adjusted all of the Company’s issued and outstanding common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the 2026 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2026 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to June 15, 2026 have been adjusted to reflect the 2026 Reverse Split on a retroactive basis.

On July 28, 2025, the Company effected a one-for-nine reverse stock split of the Company’s issued and outstanding common shares (the “2025 Reverse Split”). As a result of the 2025 Reverse Split, every 9 shares of the Company’s then outstanding common shares were converted into one common share in the capital of the Company. Fractional shares resulting from the 2025 Reverse Split were sold at the then prevailing price on the open market, with the proceeds being distributed on a pro-rata basis to the impacted stockholders. The 2025 Reverse Split automatically and proportionately adjusted all of the Company’s issued and outstanding common shares, as well as convertible debentures, convertible features, prefunded warrants, stock options and warrants outstanding at the time of the date of the 2025 Reverse Split. The exercise price on outstanding equity-based grants was proportionately increased, while the number of shares available under the Company’s equity-based plans was proportionately reduced. Share and per share data (except par value) for the periods presented reflect the effects of the 2025 Reverse Split. References to numbers of common shares and per share data in the accompanying financial statements and notes thereto for periods ended prior to July 28, 2025 have been adjusted to reflect the 2025 Reverse Split on a retroactive basis.

Nasdaq Compliance

On March 13, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) that it no longer complied with Rule 5550(a)(2) of Nasdaq’s Listing Rules, which requires listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), the Company no longer met this requirement.

The Company presented its appeal to the Hearing Panel (“Panel”), and the hearing was held on April 21, 2026. On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies and provides for the continued listing on The Nasdaq Stock Market subject to certain conditions. The conditions include, among other things, that the Company must demonstrate compliance with the minimum bid price of $1 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.

On July 8, 2026, the Company received formal notice from Nasdaq confirming the Company has regained compliance with Nasdaq’s Listing Rule 5550(a)(2). According to the notification, Nasdaq determined that, for the ten consecutive trading days from June 15, 2026 through June 29, 2026, the closing bid price of AVAX One’s common shares was at or above the required minimum of $1.00 per share. As a result, Nasdaq concluded that the Company satisfied the minimum bid price requirement, and the matter is now closed.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of June 30, 2026 and December 31, 2025, and the results of its operations and cash flows during the six months ended June 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for any future period.

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

As of June 30, 2026 and December 31, 2025, stablecoins consisted primarily of USD Coin (“USDC”), which is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Additionally, the underlying reserves backing USDC, comprising cash in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows. As of June 30, 2026 and December 31, 2025, the Company held approximately $11.1 million in USDC.

Restricted Cash and Escrow Receivable

Restricted cash as of June 30, 2026, represents funds held in a deposit account control agreement (“DACA”), related to the sale of debentures in October 2025. Escrow receivable as of June 30, 2026 and December 31, 2025, represents funds held in escrow, in anticipation of being held in a DACA, related to the sale of debentures in January 2026 and October 2025, respectively. The release of funds to the Company is in the sole discretion of the investors. See Note 9, “Debentures” for further information.

Liquid Staking Tokens

The liquid staking tokens represent the deployment by the Company in March 2026 of approximately 829,989 AVAX tokens for tAVAX (also known as “Treehouse AVAX”), which is a liquid staking token on the Avalanche blockchain, issued by Treehouse Finance (the “Transaction”). The Transaction is part of the Company’s treasury yield-enhancement strategy which seeks to increase yield while maintaining liquidity. The tAVAX tokens do not qualify as digital assets that should be remeasured at fair value each reporting period under ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets, because they create enforceable claims on underlying staked assets and rewards, and are measured at historical cost less accumulated impairment losses and tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recovered. In March 2026 in connection with the Transaction, the Company recognized a realized loss of approximately $5.3 million based on the fair value of AVAX tokens on the date of the Transaction.

The tAVAX tokens provide an enforceable claim because, rather than holding the staked assets itself, tAVAX operates as a liquid staking receipt token backed by the BENQI protocol and deployed across Treehouse Finance’s DeFi. When the AVAX tokens are deposited in the Treehouse vault, the protocol automatically stakes the tokens into BENQI, minting sAVAX in return. sAVAX serves as the fundamental receipt, representing the Company’s claim on the deposited AVAX token and the related native staking rewards. The Company’s holdings in sAVAX are immaterial. The Company’s holdings in tAVAX are redeemable on demand, for AVAX tokens, which redemption process takes approximately 14 days. The DeFi protocol interactions carry substantial risk, such as smart contract vulnerabilities, market and liquidation risks from extreme asset volatility, governance attacks and bridge failures. If an adverse event occurs, typically the Company will absorb the losses.

The Company recorded an impairment charge of approximately $3.7 million, during the six months ended June 30, 2026, based on the fair value of the tAVAX tokens held as of June 30, 2026.

Digital Assets

The Company’s digital assets consist primarily of the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens, and Bitcoin. These assets are held in either custodial or non-custodial wallets under the Company’s control through secure private keys. The primary custodians are BitGo and Coinbase, with whom the Company has multiyear custodian agreements. The Company seeks to generate returns on its digital assets and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. The majority of the Company’s AVAX tokens are deployed in staking arrangements with lock-up periods of less than 30 days.

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

Proceeds from the sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statement of cash flows (unless they are converted to cash nearly immediately after they are received, in which case they are included within operating activities). In accordance with Accounting Standards Update (“ASU”) 2023,08, Accounting for and Disclosures of Crypto Assets (“ASU 2023-08”), the Company measures digital assets at fair value with changes recognized on the consolidated statements of comprehensive loss, in accordance with ASC 350-60. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Asset Management Agreement

In September 2025, the Company entered into an asset management agreement (the “Asset Management Agreement”) with Hivemind Capital Partners, LLC (the “Asset Manager”) pursuant to which the Asset Manager provides discretionary asset management services with respect to, among other things, the Company’s digital asset strategies, in accordance with the terms of the Asset Management Agreement. The custodians under the Asset Management Agreement will consist of cryptocurrency wallet providers agreed to by the Company and the Asset Manager. The Asset Manager is entitled to receive an annual management fee (the “Management Fee”) equal to 1.25% of the account size (as defined in the Asset Management Agreement). The Management Fee is calculated and payable quarterly in advance, as of the first business day of each calendar quarter. In addition to the Management Fee, the Company will reimburse the Asset Manager for all documented out-of-pocket expenses incurred by the Asset Manager in connection with the performance of the Asset Manager’s duties under the Asset Management Agreement.

The Asset Management Agreement will, unless earlier terminated, continue in effect until the tenth anniversary of the effective date (as defined in the Asset Management Agreement) and, unless a party to the agreement elects not to continue the effectiveness of the Asset Management Agreement, will continue for successive five-year renewal periods upon the mutual agreement of the Asset Manager and the Company. The Asset Management Agreement may be terminated at any time for cause (i) by the Company upon at least 30 days’ prior written notice to the Asset Manager and (ii) by the Asset Manager upon at least 60 days’ prior written notice to the Company. The Asset Manager may immediately terminate the Asset Management Agreement upon written notice to the Company if the Asset Manager reasonably determines that the continuation of its services or the Asset Management Agreement would result in a violation of any applicable law, regulation, or regulatory guidance.

See Note 14, “Related Party Transactions,” for additional information regarding the Asset Manager and Management Fees.

Subscriptions Receivable - Digital Assets

As of June 30, 2026 and December 31, 2025, the Company held certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable - digital assets within the unaudited condensed consolidated statements of stockholders’ equity, as contra-equity. After each individual restriction lapses and the Company thus obtains control, the AVAX tokens will be reclassified to digital assets.

While the restrictions remain, the Company has the right and the ability to use the AVAX tokens in staking arrangements in accordance with its revenue recognition policy.

During the six months ended June 30, 2026, the restrictions lapsed on 460,034 of AVAX tokens. See Note 3, “Digital Assets” for additional information.

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

The Company measures its digital assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone at each reporting period end with changes recognized in operating expenses in the unaudited condensed consolidated statement of comprehensive loss.

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

Concentrations and Current Vulnerability

The Company’s principal activities consist primarily of  investing, staking and evaluating digital tokens technologies that run on the Avalanche public blockchain network. Due to the current nature of the Company’s operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in a vulnerability as of the reporting date. The concentration and potential associated vulnerabilities include, but are not limited to:

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

Loss per common share calculations for all periods have been adjusted to retroactively reflect the 2026 Reverse Split and the 2025 Reverse Split.

Fair Value Measurement

The Company measures fair value in accordance with Financial Accounting Standard Board (“FASB”) ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

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

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value when an impairment charge is recognized. There were no indications of impairment during the six months ended June 30, 2026 and 2025.

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

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no material uncertain tax positions as of June 30, 2026 and December 31, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Comprehensive Loss. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

3. DIGITAL ASSETS

Digital Assets

The following table presents the Company’s digital assets held as of June 30, 2026 and December 31, 2025, which are measured at fair value in accordance in ASC 350-60, Intangibles - Crypto Assets. Measurement is based on quoted prices in active markets (Level 1 input under ASC 820, Fair Value Measurement) (in thousands, except quantity):

	June 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,223,020.604	$152,779	$79,817	12,409,212.272	$160,040	$152,509
Bitcoin	30.617	2,659	1,792	13.272	1,397	1,161
Total digital assets		$155,438	$81,609		$161,437	$153,670

Activity Rollforward

The following table summarizes the activity in the Company’s digital assets for the six months ended June 30, 2026 (in thousands):

Amounts
December 31, 2025 - Fair Market Value	$153,670
Additions and purchases of digital assets	25
Rewards earned from blockchain infrastructure	3,490
Release of locked tokens - subscriptions receivable	4,294
Payment of vendor invoices	(30)
Conversion to tAVAX	(8,466)
Realized losses on digital assets	(5,317)
Unrealized loss on market valuation	(66,057)
June 30, 2026 - Fair Market Value	$81,609

The Company recognized realized losses of $5.3 million on the disposition of digital assets during the six months ended June 30, 2026. There were no realized gains on dispositions of digital assets during the six months ended June 30, 2026 and 2025.

Investor Contributions - Subscriptions Receivable

The Company holds certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable within the unaudited condensed consolidated statements of stockholders’ equity, as contra-equity. After each individual restriction lapses and the Company obtains control, the AVAX tokens are reclassified to digital assets.

The following table summarizes the total AVAX tokens subject to restrictions as of June 30, 2026 and December 31, 2025 (in thousands, except for quantity):

	June 30, 2026		December 31, 2025
	Quantity	Cost Basis	Quantity	Cost Basis
Restricted tokens pledged as collateral	434,700.000	$7,207	434,700.000	$7,207
Other restricted tokens	566,882.053	9,399	1,026,915.600	17,027
Total subscriptions receivable - digital assets	1,001,582.053	$16,606	1,461,615.600	$24,234

The following table summarizes the restrictions that apply to the AVAX tokens classified as digital assets and the AVAX tokens classified as subscriptions receivables as of June 30, 2026:

Restriction Period	AVAX Tokens
Tokens unlock over 108 equal monthly increments beginning December 2026 and concluding November 2035	7,220,217
Tokens unlock in equal weekly increments concluding July 2027	892,185
Tokens unlock in equal quarterly increments beginning February 2026 and concluding July 2030	661,500
Tokens unlock in equal weekly increments concluding September 2027	315,450
Tokens unlock in equal weekly increments beginning in March 2026 and concluding February 2027	447,428
Tokens unlock in equal weekly increments concluding May 2027	156,230
Tokens unlock in equal weekly increments beginning September 2026 and concluding March 2027	230,000
Tokens unlock at a rate of approximately 41% in March 2026 and approximately 59% April 2026	24,632
Tokens unlock at a rate of approximately 42% per week through March 2026 and approximately 58% per week concluding March 2027	24,821
9,972,462

In accordance with ASU 2022-03 (Topic 820), these restrictions are not considered a part of the unit of account for the AVAX tokens and, accordingly, were not considered when measuring the AVAX tokens at fair value.

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

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2024 (in thousands):

	Proforma for the three month ended June 30,	Proforma for the six months ended June 30,
	2025	2025
Revenue	$452	$795
Net loss	$8,060	$8,206

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

As of June 30, 2026 and December 31, 2025, the Company’s goodwill balance was $1,535, which includes foreign currency translation gain of approximately $9. The Company will continue to operate its Bitcoin Mining business alongside its AVAX treasury business.

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company has presented the results of operations of the RCS business, for the three and six months ended June 30, 2025, as loss from discontinued operations and accrued a loss on disposal of the RCS business of $0.9 million as reflected in the accompany unaudited condensed consolidated statement of comprehensive loss. Cash used in operating activities from discontinued operations was $0.3 million for the six months ended June 30, 2025. There were no cash flows related to investing or financing activities of discontinued operations for the six months ended June 30, 2025.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,117	$2,241
Prepaid Bitcoin Mining infrastructure	1,948	2,965
Prepaid Data Center infrastructure	309	-
Prepaid filings fees	344	552
Other	450	105
Prepaid expenses and other current assets	$4,168	$5,863

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Bitcoin Mining facility and infrastructure	$3,277	$2,555
Bitminers	3,532	1,571
Transformers and generators	213	780
Total property and equipment	$7,022	$4,906
Less: accumulated depreciation	(1,049)	(660)
Property and equipment, net	$5,973	$4,246

Depreciation expense on property and equipment was approximately $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively and $0.5 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Manna IP	$2,244	$2,244
Power Purchase Agreement	409	409
Total intangible assets	$2,653	$2,653
Less: accumulated amortization	(809)	(694)
Intangible assets, net	$1,844	$1,959

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

In December 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1.6 million of which $50.0 thousand was received as a deposit and is reflected in the accompanying unaudited condensed consolidated balance sheets as other liabilities. In connection with the letter of intent, the Manna IP has been classified as asset held for sale and amortization ceased. During the six months ended June 30, 2025 the Company recorded amortization expense totaling $0.3 million.

Power Purchase Agreement

In November 2024, the Company acquired the power purchase agreement (“Power Purchase Agreement”) pursuant to an acquisition. The Power Purchase Agreement allows the Company to obtain natural gas for its Natural Gas Power Plant, which was also acquired pursuant to the acquisition. The Power Purchase Agreement was determined to be a favorable contract asset, and as such was recorded as an intangible asset at the present value of the contractual benefit, estimated to be three years.

Amortization expense was $56.9 thousand and $53.0 thousand for the three months ended June 30, 2026 and 2025, respectively and $114.7 thousand and $114.6 thousand for the six months ended June 30, 2026 and 2025, respectively, which are reflected in cost of revenue in the accompanying unaudited condensed consolidated statement of comprehensive loss.

The estimated annual amortization expense for the Power Purchase Agreement is $0.1 million in 2026 and $0.2 million in 2027.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$867	$545
Accrued expenses	816	733
Accounts payable and accrued liabilities	$1,683	$1,278

9. DEBENTURES

In June 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with arm’s-length accredited institutional investors (“Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $47.0 million with a 10% original issue discount (“Debentures”).

On June 30, 2022, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $14.0 million for gross proceeds of $12.8 million after considering the 10% original issue discount (“First Tranche Debentures”). In addition, the Investors received 8 warrants at a strike price of $146,520, which expired on December 31, 2025 (the “First Tranche Warrants” and the issuance of the First Tranche Debentures and the First Tranche Warrants, the “First Tranche”). The First Tranche Warrants and First Tranche Debentures each have down-round provisions whereby the conversion and strike prices will be adjusted downward if the Company issues equity instruments at lower prices. The First Tranche Warrants strike price, and the First Tranche Debenture conversion price will be adjusted down to the effective conversion price of the issued equity instruments. The transaction costs incurred in relation to first tranche were $1.6 million. The Debentures are senior to all other indebtedness or claims in right of payment, other than indebtedness secured by purchase money security interests.

The Investors had the right to purchase additional tranches of $5.0 million each, up to a total additional principal amount of $33.0 million.

From January 2023 through May 2024, the Investors purchased additional tranches under the Purchase Agreement under similar terms as the First Tranche for an aggregate principal amount of $13.1 million.

The details of each of these seven tranches are summarized in the table below:

						Principal Payment
Description	Date	Face Amount	OID	Gross Proceeds	Conversion Price	Starting Date *	# of Warrants	Exercise Price	Expiration Date	Transaction Costs
1st Tranche	Jun-22	$14,025	10%	$12,750	$133,200.00	Sep-22	8	$146,520.00	Dec-25	$1,635
2nd Tranche	Jan-23	5,077	10%	4,615	74,400.00	Jul-23	5	74,400.00	Dec-25	326
3rd Tranche	Oct-23	2,750	10%	2,500	28,296.00	Jan-24	57	28,296.00	Apr-27	32
4th Tranche	Nov-23	2,750	10%	2,500	9,720.00	May-24	184	9,720.00	May-27	30
5th Tranche	Feb-24	1,100	10%	1,000	2,311.20	Aug-24	309	2,542.32	Aug-27	50
6th Tranche	Apr-24	550	10%	500	1,760.40	Oct-24	203	1,944.00	Oct-27	31
7th Tranche	May-24	833	10%	750	1,080.00	Nov-24	501	132.00	Nov-27	3

*	Principal payments are due to be made in 25 equal installments.

Interest rates are 5% for the initial 12 months and 8% thereafter.

These debentures may be extended by six months at the election of the Company by paying a sum equal to six months’ interest on the principal amount outstanding at the end of the 12th month, at the rate of 8% per annum.

In January 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with arm’s-length accredited institutional investors (“Investors”) for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $50.0 million in debentures with a 10% original issue discount. On January 16, 2025, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $7.7 million for gross proceeds of $7.0 million, after considering the 10% original issue discount. In addition, the Investors received 17,688 warrants at a strike price of $311.256. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $282.96.

From March 2025 through January 2026, the Investors purchased additional tranches under the 2025 Purchase Agreement under similar terms as the January 2025 Tranche for an aggregate principal amount of $17.5 million. As of June 30, 2026, the Investors had the right to purchase additional tranches in an aggregate principal amount of $24.8 million.

The details of each of these tranches are summarized in the table below:

			Original			Principal Payment
Description	Date	Face Amount	Issue Discount	Gross Proceeds	Conversion Price	Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
Jan-25 Tranche	Jan-25	$7,700	10%	$7,000	$282.96	Apr-25	17,688	$311.256	Jul-28	$290
Mar-25 Tranche	Mar-25	1,320	10%	1,188	214.92	Jul-25	3,992	214.920	Sep-28	-
May-25 Tranche	May-25	110	10%	100	214.92	Sep-25	407	214.920	Nov-28	-
Jul-25 Tranche	Jul-25	833	10%	750	80.89	Oct-25	6,696	80.892	Jan-29	-
Sep-25 Tranche	Sep-25	550	10%	495	28.92	Dec-25	12,362	31.800	Sep-29	-
Oct-25 Tranche (a)	Oct-25	7,700	10%	6,930	28.92	Dec-25	173,064	28.920	Apr-29	-
Jan-26 Tranche (b)	Jan-26	7,000	10%	6,300	28.92	Mar-26	251,104	28.920	Jul-29	-

*	Principal payments are due to be made in 25 equal installments.

Interest rates are 5% for the initial 12 months and 8% thereafter.

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

The funds held in DACA, related to the October 2025 tranche, are reflected as restricted cash and the funds related to the January 2026 tranche are reflected as escrow receivable in the accompanying unaudited condensed consolidated balance sheets.

Debentures consisted of the following for the periods presented (in thousands):

Description	Maturity	Interest Rate	June 30, 2026	December 31, 2025
Principal (First Tranche Debentures)	December 2024	5.00% - 8.00%	$25	$25
Principal (Second Tranche Debentures)	July 2025	5.00% - 8.00%	25	25
Principal (Fourth Tranche Debentures)	June 2026	5.00% - 8.00%	8	8
Principal (May 2025 Tranche Debentures)	May 2026	5%	86	86
Principal (July 2025 Tranche Debentures)	July 2026	5%	486	833
Principal (September 2025 Tranche Debentures)	September 2026	5%	550	550
Principal (October 2025 Tranche Debentures)	October 2026	5%	7,700	7,700
Principal (January 2026 Tranche Debentures)	January 2027	5%	6,160	-
Debt issuance costs and discounts			(2,055)	(2,788)
Total Debentures (current)			$12,985	$6,439

During the six months ended June 30, 2026, the Investors converted $79.4 thousand of principal and interest into the Company’s common shares and the conversion was determined to be a modification of the existing debt. In addition, the Company incurred $3.5 million in accretion interest and made cash repayments totaling $1.2 million during the six months ended June 30, 2026, resulting in a loss on extinguishment of debt of $20.8 thousand.

During the six months ended June 30, 2025, the Investors converted $2.4 million of principal and interest into the Company’s common shares. The conversion was determined to be an extinguishment of the existing debt and issuance of new debt, resulting in a loss on debt extinguishment of $4.7 million. In addition, the Company incurred $1.9 million in accretion interest and made cash repayments totaling $110.0 thousand during the six months ended June 30, 2025.

Subsequent to June 30, 2026, the Company completed a restructuring of certain debentures (the “Restructuring”). The Restructuring involved (i) the full repayment, retirement and cancellation of debentures held by two institutional investors and (ii) the reduction in the outstanding principal amount of a debenture held by another institutional investor and the amendment of certain provisions of that investor’s debenture, including a key-person covenant and increasing the covenant governing the minimum amount of cash and bitcoin the Company is required to maintain from $100,000 to $3.5 million. In connection with the Restructuring, the Company reduced the outstanding principal under those debentures by approximately $6.8 million and paid related repayment premiums and accrued interest thereon. The Restructuring was funded with cash on hand and the reduction of the escrow receivable from one of the investors.

10. LOAN

In August 2025, the Company entered into a Master Loan Agreement (the “MLA”) with BitGo Prime, LLC providing the Company the ability to secure U.S. Dollar (“USD”) cash loans secured by Bitcoin (“BTC”) for a total loan under the MLA of $0.3 million, collateralized by four BTC, with an interest rate of 9.99% per annum and an open maturity date (the “BitGo Loan”).

As of June 30, 2026, the aggregate outstanding balance on the BitGo loan, including accrued but unpaid interest was approximately $0.2 million. The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

11. DERIVATIVE LIABILITIES

As a result of the change in the Company’s functional currency effective April 1, 2025, the Company’s derivative liabilities, consisting of warrant liabilities and the debenture conversion features were reclassified to equity.

Warrant Liabilities

As of April 1, 2025, the Company utilized the Monte Carlo option-pricing model to value the warrant liabilities. The warrant liabilities reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the warrant liabilities are summarized in the table below (in thousands, except for warrant data):

		Monte-Carlo Option Pricing Assumptions - April 1, 2025
					Risk Free		FV of
	# of	Stock	Dividend	Expected	Rate of	Expected	Warrant
	Warrants	Price	Yield	Volatility	Return	Term	Liability
1st Tranche	8	$13.20	0.00%	105.00%	3.90%	0.75	$1
2nd Tranche	5	$13.20	0.00%	105.00%	3.72%	1.80	1
3rd Tranche	57	$13.20	0.00%	105.00%	3.89%	2.05	4
4th Tranche	184	$13.20	0.00%	100.00%	3.89%	2.17	12
5th Tranche	309	$13.20	0.00%	105.00%	3.89%	2.39	23
6th Tranche	203	$13.20	0.00%	105.00%	3.89%	2.53	16
7th Tranche	501	$13.20	0.00%	105.00%	3.89%	2.64	37
Jan-25 Tranche	17,688	$13.20	0.00%	100.00%	3.90%	3.30	1,365
Mar-25 Tranche	3,992	$13.20	0.00%	100.00%	3.91%	3.47	330
Warrant Liability Reclassified to equity							$1,789

Debenture Convertible Feature

As of April 1, 2025 the Company utilized the Monte Carlo option-pricing model to value the debenture conversion feature. The liability reclassified to equity as of April 1, 2025, as well as the assumptions used by the Company to value the debenture conversion feature are summarized in the table below (in thousands):

	Monte-Carlo Option Pricing Assumptions - April 1, 2025
				Risk Free			FV of
	Stock	Dividend	Expected	Rate of	Discount	Expected	Warrant
	Price	Yield	Volatility	Return	Rate	Term	Liability
1st Tranche	$13.20	0.00%	100.00%	3.82%	12.25%	0.15	$2
2nd Tranche	$13.20	0.00%	100.00%	3.82%	12.25%	0.15	2
4th Tranche	$13.20	0.00%	100.00%	4.01%	11.25%	1.17	91
Jan-25 Tranche	$13.20	0.00%	100.00%	4.11%	11.25%	0.79	728
Mar-25 Tranche	$13.20	0.00%	100.00%	4.04%	11.25%	0.98	165
Conversion Feature Reclassified to equity							$988

As of April 1, 2025, the IPO warrants, rep warrants, and private placement warrants (the “Equity Warrants”) are classified as equity due to the Company changing its functional currency to USD as of April 1, 2025. The strike prices of the warrants and the Company’s functional currency are both denominated in USD. The Company reassessed the warrants and determined that they met the classification criteria to be recorded as equity, and the warrants were reclassified to additional-paid-in capital.

12. SHARE CAPITAL

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The board of directors will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of June 30, 2026, the Company has repurchased 402,537 common shares in the open market for a total cost of $3.9 million pursuant to the Repurchase Program. Subsequently, the Company repurchased an additional 57,503 common shares in the open market for a total cost of $0.3 million.

As of June 30, 2026 and December 31, 2025, the Company owed $44.0 thousand worth of stock-based compensation to a former officer of the Company which is reflected in the accompanying unaudited condensed consolidated statements of stockholders’ equity as obligation to issue shares.

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the periods presented. Diluted net loss per share is computed by dividing net loss by giving effect to all potential weighted average dilutive common shares. For diluted net loss per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.

For the three and six months ended June 30, 2026 and 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of outstanding awards and convertible securities would have been anti-dilutive.

13. REVENUE

The primary sources of revenue for the periods presented have been from the Company’s digital asset strategy and are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Avalanche Protocol	$2,139	$-	$4,066	$-
Bitcoin Mining	678	452	1,262	725
Total revenue	$2,817	$452	$5,328	$725

14. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

Under our independent, non-employee director compensation program, each non-employee, independent director receives cash and non-cash compensation. In addition, if the director serves on a committee of the Company’s board, the director receives an additional annual cash fee for each committee the director is a member of. The cash director fees are payable in arrears in quarterly installments. During the six months ended June 30, 2026 and 2025, the Company incurred $0.2 million in cash director fees. Approximately $0.1 million was paid in July 2026 and is reflected in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026.

During the six months ended June 30, 2026, the Company incurred $1.0 million to Hivemind Capital Partners, LLC (“Hivemind”), our Avalanche Protocol asset manager, which is a company controlled by Matt Zhang, the current chairman of the board of the Company. The agreement with Hivemind entitles the asset manager to receive an annual management fee equal to 1.25% of the account size, as defined (the “Management Fee”). The Management Fee is calculated and payable quarterly, in advance, as of the first business day of each calendar quarter. As of June 30, 2026, these fees were paid in full. In addition, Hivemind owns approximately 0.8 million common shares as June 30, 2026.

During the six months ended June 30, 2025, the Company incurred $10.5 thousand to a former U.S. general counsel firm, Enso Law against legal services, a company controlled by a former director of the Company.

During the six months ended June 30, 2025, the Company incurred $45.0 thousand in legal fees and $0.1 million in consulting fees to Jolie Kahn, who is the former chief executive officer of the Company.

There were no other payments to related parties for the six months ended June 30, 2026 and 2025, other than expense reimbursements in the ordinary course of business.

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

16. SEGMENT INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). As a result of the launch of the digital asset treasury reserve strategy in the fourth quarter of 2025, the Company reorganized the operating and reportable segments to include Avalanche Protocol and Bitcoin Mining All other activities, including financing, are carried out through the corporate segment. The prior period segment information has been recast to conform to the current period presentation.

Our Bitcoin Mining operations are conducted in Alberta, Canada and Ohio, USA, which reflects the manner in which the Company’s CODM group, composed of the Chief Executive Officer and Chief Financial Officer, reviews and assesses the performance of the business and allocates resources.

The information used by the CODM group to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements is net income. Segment financial information is used to monitor forecast versus actual results in order to make key operating decisions for each segment. The CODM group evaluates the performance or allocate resources for each segment based on the Company’s assets or liabilities.

The following discloses key financial information including the significant segment expenses, in the context of deriving net income, which are regularly provided to and reviewed by the CODM group reconciled to the segment’s net income:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Six Months Ended June 30, 2026:
Revenue	$4,066	$1,262	$-	$5,328
Significant segment expenses:
Cost of revenue, excluding depreciation	1,122	868	-	1,990
Bitcoin operating costs	-	164	-	164
Selling, general and administrative	64	5	4,388	4,457
Repairs and maintenance	-	199	-	199
Share-based compensation	-	-	556	556
Depreciation and amortization	-	537	-	537
Loss on disposal of operating assets	-	259	-	259
Impairment of assets	3,740	-	-	3,740
Realized loss digital asset transactions	5,317	-	-	5,317
Unrealized loss on market valuation of digital assets	65,414	643	-	66,057
Accretion of interest on debentures	-	-	3,546	3,546
Foreign exchange gain	-	-	(5)	(5)
Loss on debt extinguishment	-	-	21	21
Other expense	-	-	10	10
Total operating expenses and other expenses (income)	75,657	2,675	8,516	86,848
Net loss	$(71,591)	$(1,413)	$(8,516)	$(81,520)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Three Months Ended June 30, 2026:
Revenue	$2,139	$678	$-	$2,817
Significant segment expenses:
Cost of revenue, excluding depreciation	490	302	-	792
Bitcoin operating costs	-	122	-	122
Selling, general and administrative	28	3	2,160	2,191
Repairs and maintenance	-	119	-	119
Share-based compensation	-	-	303	303
Depreciation and amortization	-	284	-	284
Impairment of assets	2,613	-	-	2,613
Realized loss digital asset transactions	20	-	-	20
Unrealized loss on market valuation of digital assets	29,421	334	-	29,755
Accretion of interest on debentures	-	-	1,728	1,728
Foreign exchange gain	-	-	(5)	(5)
Loss on debt extinguishment	-	-	21	21
Other expense	-	-	3	3
Total operating expenses and other expenses (income)	32,572	1,164	4,210	37,946
Net loss	$(30,433)	$(486)	$(4,210)	$(35,129)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
For the Six Months Ended June 30, 2025:
Revenue	$-	$725	$-	$725
Significant segment expenses:
Cost of revenue, excluding depreciation	-	463	-	463
Selling, general and administrative	-	28	2,496	2,524
Repairs and maintenance	-	200	-	200
Share-based compensation	-	-	208	208
Depreciation and amortization	-	285	309	594
Unrealized gain on market valuation of digital assets	-	(80)	-	(80)
Accretion of interest on debentures	-	-	1,938	1,938
Change in fair value of derivative liabilities	-	-	(2,977)	(2,977)
Foreign exchange loss	-	-	77	77
Gain on conversion of convertible debt	-	-	(87)	(87)
Loss on debt extinguishment	-	-	4,731	4,731
Other income	-	-	(61)	(61)
Net loss from discontinued operations	-	-	1,401	1,401
Total operating expenses and other expenses (income)	-	896	8,035	8,931
Net loss	$-	$(171)	$(8,035)	$(8,206)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Three Months Ended June 30, 2025:
Revenue	$-	$452	$-	$452
Significant segment expenses:
Cost of revenue, excluding depreciation	-	242	-	$242
Selling, general and administrative	-	(8)	1,187	1,179
Repairs and maintenance	-	114	-	114
Share-based compensation	-	-	81	81
Depreciation and amortization	-	164	170	334
Unrealized gain on market valuation of digital assets	-	(116)	-	(116)
Accretion of interest on debentures	-	-	967	967
Foreign exchange loss	-	-	20	20
Loss on debt extinguishment	-	-	4,616	4,616
Other income	-	-	(68)	(68)
Net loss from discontinued operations	-	-	1,144	1,144
Total operating expenses and other expenses (income)	-	396	8,117	8,513
Net income (loss)	$-	$56	$(8,117)	$(8,061)

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
As of June 30, 2026
Property and equipment, additions	$-	$2,523	$-	$2,523
Digital assets, additions	$6,546	$1,262	$-	$7,808

Balances:
Property and equipment, net	$-	$5,973	$-	$5,973
Digital assets, current and non-current	$79,817	$1,792	$-	$81,609
Intangible assets, net	$-	$294	$-	$294
Intangible asset held for sale	$-	$-	$1,550	$1,550
Total assets	$107,558	$13,712	$1,929	$123,199

As of December 31, 2025
Property and equipment, additions	$-	$1,248	$-	$1,248
Digital assets, additions	$160,040	$1,733	$-	$161,773

Balances:
Property and equipment, net	$-	$4,246	$-	$4,246
Digital assets, current and non-current	$152,509	$1,161	$-	$153,670
Intangible assets, net	$-	$409	$-	$409
Intangible asset held for sale	$-	$-	$1,550	$1,550
Total assets	$178,052	$13,211	$3,700	$194,963

The following tables summarize revenue and certain assets, such as cash and cash equivalents, property, plant, and equipment and digital assets by geographic area based on the location of the underlying activity or rendering of services and location of the underlying assets:

	Six Months Ended June 30,
	2026	2025
Revenue
Canada	$829	$233
United States	4,499	492
Total Revenue	$5,328	$725

	Three Months Ended June 30,
	2026	2025
Revenue
Canada	$449	$177
United States	2,368	275
Total Revenue	$2,817	$452

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents for all segments
Canada	$9	$50
United States	11,359	22,085
Total cash and cash equivalents	$11,368	$22,135

Property Plant and Equipment
Canada	$2,884	$927
United States	3,089	3,319
Total property plant and equipment	$5,973	$4,246

Digital Assets
Canada	$873	$297
United States	80,736	153,373
Total digital assets, non-current	$81,609	$153,670

17. SUBSEQUENT EVENTS

From July 1, 2026 to August 12, 2026, the Company repurchased an additional 57,503 common shares in the open market for a total cost of $0.3 million pursuant to the Repurchase Program.

On July 3, 2026, by mutual agreement, Jolie Kahn departed from her role as Chief Executive Officer of the Company. In connection with Ms. Kahn’s departure, Ms. Kahn and the Company entered into a separation and release agreement, dated July 5, 2026, (“Kahn Separation Agreement”) that terminates the Consulting Agreement, dated November 1, 2025, as amended, between Ms. Kahn and the Company (“Consulting Agreement”), effective as of July 3, 2026. Pursuant to the Kahn Separation Agreement and in exchange for a general release of claims in favor of the Company and the other released parties, Ms. Kahn received a lump sum cash payment of $0.2 million in lieu of payment of her consulting fees through the end of the term of the Consulting Agreement, reimbursement for certain medical insurance costs, and a grant of unregistered common shares having a fair market value of $0.3 million. As of August 12, 2026, the shares have not been issued. Ms. Kahn will remain subject to certain non-competition, non-solicitation and non-disparagement covenants that survive the termination of the Consulting Agreement.

Ms. Kahn’s departure implicated the key-person provision of the Company’s outstanding Debentures; in connection with the Restructuring, the investors waived any noncompliance arising therefrom and the provision was amended. As discussed in Note 9, “Debentures,” the Company completed the Restructuring, which involved (i) the full repayment, retirement and cancellation of debentures held by two institutional investors and (ii) the reduction in the outstanding principal amount of a debenture held by another institutional investor and the amendment of certain provisions of that investor’s debenture, including a key-person covenant and increasing the covenant governing the minimum amount of cash and bitcoin the Company is required to maintain from $100,000 to $3.5 million. In connection with the Restructuring, the Company reduced the outstanding principal under those debentures by approximately $6.8 million and paid related repayment premiums and accrued interest thereon. The Restructuring was funded with cash on hand and the reduction of the escrow receivable from one of the investors.

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

BUSINESS OVERVIEW AND STRATEGIC EVOLUTION

In late 2024, the Company initiated its strategic transformation into a diversified technology and digital asset infrastructure company through the acquisition of its first Bitcoin Mining site in Alberta, Canada. What began as an entry point into the cryptocurrency sector less than 24 months ago has evolved rapidly into a comprehensive institutional platform bridging traditional capital markets with the onchain financial economy.

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

Complementing these digital asset initiatives, the Company has leveraged its longstanding operational relationships and deep industry knowledge in Alberta to advance its physical infrastructure footprint. The Company is evaluating sites to develop a 10 MW Tier 3 microgrid-powered data center.

Management believes this three-pronged strategy of Avalanche ecosystem participation, Bitcoin Mining operations, and data center development creates a robust and differentiated business model. It enables the Company to capitalize on the specialized expertise of its leadership team in both cryptocurrency and energy infrastructure. The strategy is expected to deliver stable cash flows in the short to medium term through AVAX staking and Bitcoin Mining, while positioning the Company for substantial long-term value creation through the expansion of its data center platform and broader ecosystem investments.

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

Recent Operational and Infrastructure Initiatives

In recent periods, the Company has accelerated its growth trajectory through two concurrent and complementary infrastructure initiatives. First, the Company signed a Front End Engineering and Design (FEED) agreement for the development of a 10 MW AI/HPC-capable microgrid data center in Alberta, Canada. This facility is being purpose-built to meet the highest industry standards for reliability, efficiency, and scalability. The Company completed the acquisition of 220 additional Bitcoin Mining machines which has increased the Company’s operational hash rate capacity in Alberta by approximately 33%, meaningfully expanding its Bitcoin Mining output and associated revenue potential.

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

Strategic Outlook and Value Creation Opportunities

AVAX One is not merely accumulating AVAX tokens as a passive treasury asset. As treasury operations scale, the Company anticipates increased financial flexibility to pursue several value-enhancing initiatives. These include further expansion of its digital asset operations, opportunistic acquisitions within the Avalanche ecosystem, and strategic investments that contribute to the overall health, security, and adoption of the Avalanche network.

Management remains confident that this integrated model of combining revenue producing assets with active ecosystem participation will differentiate AVAX One in the market and create enduring value for shareholders.

RECENT DEVELOPMENTS

Leadership Transition

As previously reported by the Company, Jolie Kahn resigned as the Company’s Chief Executive Officer (“CEO”), effective July 3, 2026 and the Company’s Board of Directors (“Board”) subsequently appointed Peter  Wylie Jr., the Company’s Chief Operating Officer, as Interim CEO. Mr. Wylie will continue to serve as Chief Operating Officer. In connection with Mr. Wylie’s increased responsibilities as interim CEO, Mr. Wylie’s compensation increased to a total of $40,000 per month. Additionally, the Board has initiated a comprehensive search for a long-term successor and formally retained a global executive search firm to support the process.

In connection with Ms. Kahn’s departure, Ms. Kahn and the Company entered into a separation and release agreement, dated July 5, 2026 (“Kahn Separation Agreement”), that terminates the Consulting Agreement, dated November 1, 2025, as amended, between Ms. Kahn and the Company (“Consulting Agreement”), effective as of July 3, 2026. Pursuant to the Kahn Separation Agreement, and in exchange for a general release of claims in favor of the Company and the other released parties, Ms. Kahn received a lump sum cash payment of $0.2 million in lieu of payment of her consulting fees through the end of the term of the Consulting Agreement, reimbursement for certain medical insurance costs, and a grant of shares of unregistered common shares having a fair market value of $0.3 million. As of August 12, 2026, the shares have not been issued. Ms. Kahn will remain subject to certain non-competition, non-solicitation and non-disparagement covenants that survive the termination of the Consulting Agreement.

Nasdaq Compliance

On March 13, 2026, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) that it no longer complied with Rule 5550(a)(2) of Nasdaq’s Listing Rules, which requires listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (January 29, 2026 to March 12, 2026), the Company no longer met this requirement.

The Company presented its appeal to the Hearing Panel (“Panel”), and the hearing was held on April 21, 2026. On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies and provides for the continued listing on The Nasdaq Stock Market subject to certain conditions. The conditions include, among other things, that the Company must demonstrate compliance with the minimum bid price of $1 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.

On July 8, 2026, the Company received formal notice from Nasdaq confirming the Company has regained compliance with Nasdaq’s Listing Rule 5550(a)(2). According to the notification, Nasdaq determined that, for the ten consecutive trading days from June 15, 2026 through June 29, 2026, the closing bid price of AVAX One’s common shares was at or above the required minimum of $1.00 per share. As a result, Nasdaq concluded that the Company satisfied the minimum bid price requirement, and the matter is now closed.

Data Center and Digital Infrastructure

On April 20, 2026, the Company executed a letter of intent with BlueFlare Energy Solutions Inc., an Alberta-based infrastructure developer, for the development of powered land capable of supporting a 10 MW AI/HPC Edge Compute facility. This initiative represents the Company’s formal expansion into the data center and digital infrastructure vertical, positioning AVAX One to participate in the rapidly accelerating demand for AI and high-performance computing capacity.

The initiative addresses the power bottleneck that is a foundational constraint for AI/HPC Edge computing capacity by presenting a scalable and replicable micro grid model in 10 MW increments. This advantageous differentiator is a key element to enabling the Company to achieve recurring revenue at scale. This transformative event demonstrates a power synergy with the Company’s existing Avalanche treasury and onchain strategy by positioning the Company at the intersection of onchain finance and the physical compute structure that will power it. Furthermore, this creates a clear path to recurring high-margin revenue through long-term infrastructure agreements with end clients thus creating sustainable shareholder value opportunities.

The Company is considering and evaluating several potential sites for its first data center project.

Share Repurchase Program

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The Board will periodically review the Repurchase Program and, among other things, may decide to extend its term or increase the authorized amount. As of June 30, 2026, the Company has repurchased 402,537 shares in the open market for a total cost of $3.9 million pursuant to the Repurchase Program. From July 1, 2026 to August 12, 2026, the Company repurchased an additional 57,503 shares in the open market for a total cost of $0.3 million.

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

We continue to evaluate the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we have relied, and intend to continue to rely, on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the 5th anniversary of the closing of our initial public offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

Our digital assets were comprised of the following as of June 30, 2026 and December 31, 2025, the value of which may be materially impacted as the market value of digital assets fluctuates.

	June 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,223,020.604	$152,779	$79,817	12,409,212.272	$160,040	$152,509
Bitcoin	30.617	2,659	1,792	13.272	1,397	1,161
Total digital assets		$155,438	$81,609		$161,437	$153,670

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

Concentrations and Current Vulnerability

Our principal activities consist primarily of investing, staking and evaluating digital tokens technologies that run on the Avalanche public blockchain network. Due to the current nature of our operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in a vulnerability. The concentration and potential associated vulnerabilities include, but are not limited to:

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

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2026 and 2025

Revenues

Total revenue was comprised of the following during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$2,139	$-	$2,139	*	$4,066	$-	$4,066	*
Bitcoin Mining	678	452	226	50%	1,262	725	537	74%
Total Revenue	$2,817	$452	$2,365	*	$5,328	$725	$4,603	*

*	Represents an increase or decrease in excess of 100%.

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

From our Bitcoin Mining operations, we earn revenue from the production of certain digital assets through mining activities. Our Bitcoin Mining operations commenced in December 2024 with the acquisition of our first mining facility in Alberta, Canada (the “Redwater acquisition”), and, then in January 2025, we added an additional mining facility with the Bald Eagle acquisition.

Operating Expenses

Operating expenses were comprised of the following during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue, excluding depreciation	$792	$242	$550	*	$1,990	$463	$1,527	*
Bitcoin operating costs	122	-	122	*	164	-	164	*
Selling, general and administrative	2,191	1,179	1,012	86%	4,457	2,524	1,933	77%
Repairs and maintenance	119	114	5	4%	199	200	(1)	-1%
Share-based compensation	303	81	222	*	556	208	348	*
Depreciation and amortization	284	334	(50)	-15%	537	594	(57)	-10%
Loss on disposal of operating assets	-	-	-	*	259	-	259	*
Impairment of liquid staking tokens	2,613	-	2,613	*	3,740	-	3,740	*
Realized loss on digital asset transactions	20	-	20	*	5,317	-	5,317	*
Unrealized loss (gain) on market valuation of digital assets	29,755	(116)	29,871	*	66,057	(80)	66,137	*
Total Operating Expenses	$36,199	$1,834	$34,365	*	$83,276	$3,909	$79,367	*

*	Represents an increase or decrease in excess of 100%.

Total operating expenses increased during the three months ended June 30, 2026, as compared to the prior year period, primarily due to the following:

●	The increase in cost of revenue, excluding depreciation of $0.6 million is directly related to the increase in our Bitcoin Mining operations.

●	Selling, general and administrative expenses increased primarily due to office and administrative expenses ($0.6 million) primarily due to insurance costs, investor relations ($0.3 million) related to additional campaigns to promote the Company and shareholder/regulatory ($0.1 million), partially offset by the decline in professional fees ($0.2 million), severance expense ($0.1 million) and wages ($0.1 million).

●	The increase in share-based compensation of $0.2 million is directly related to the shares issued to directors, advisors and certain directors in connection with the November 2025 financing.

●	The impairment of liquid staking tokens of $2.6 million is directly attributable to the liquid staking tokens (the tAVAX tokens) due to the decline in the market value of AVAX tokens.

●	The increase in unrealized loss of on market valuation of digital assets is primarily due to the decline in market value of our AVAX tokens.

During the six months ended June 30, 2026 total operating expenses increased, as compared to the prior year period, primarily due to the following:

●	The increase in cost of revenue, excluding depreciation of $1.5 million is directly related to the increase in our Bitcoin Mining operations.

●	Selling, general and administrative expenses increased primarily due to office and administrative expenses ($1.2 million) primarily due to insurance costs and investor relations ($0.9 million) related to additional campaigns to promote the Company, partially offset by the decline in professional fees ($0.1 million), severance expense ($0.1 million) and wages ($0.1 million).

●	The increase in share-based compensation of $0.4 million is directly related to the shares issued to directors, advisors and certain directors in connection with the November 2025 financing.

●	The impairment of assets of $3.7 million is directly attributable to the liquid staking tokens (the tAVAX tokens) due to the decline in the market value of AVAX tokens and the realized loss on digital asset transactions of $5.3 million is a direct attributable to the deployment of AVAX tokens to tAVAX tokens, which resulted in a loss on the deployment date due to the decline in the market value of AVAX tokens.

●	The increase in unrealized loss of on market valuation of digital assets is primarily due to the decline in market value of our AVAX tokens.

Other (Expenses) Income

Total other (expenses) income were comprised of the following during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Accretion of interest on debentures	$(1,728)	$(967)	$(761)	79%	$(3,546)	$(1,938)	$(1,608)	83%
Change in fair value of derivative liabilities	-	-	-	*	-	2,977	(2,977)	-100%
Foreign exchange gain (loss)	5	(20)	25	*	5	(77)	82	*
Gain on conversion of convertible debt	-	-	-	*	-	87	(87)	-100%
Loss on debt extinguishment	(21)	(4,616)	4,595	-100%	(21)	(4,731)	4,710	-100%
Other (expense) income	(3)	68	(71)	*	(10)	61	(71)	*
Total other expenses, net	$(1,747)	$(5,535)	$3,788	-68%	$(3,572)	$(3,621)	$49	-1%

*	Represents an increase or decrease in excess of 100%.

Total other expenses, net decreased during the three months ended June 30, 2026 primarily due to the prior period loss on debt extinguishment, partially offset by the increase in accretion of interest on debentures due to the issuance of additional debentures.

During the six months ended June 30, 2026 total other expenses, net decreased primarily due to the prior year loss on debt extinguishment, partially offset by the change in fair value of derivative liabilities and the increase in accretion of interest on debentures. The change in fair value of derivative liabilities is directly attributable to the reclass of derivatives to additional-paid-in capital during the second quarter of 2025 as a result of the conversion of our functional currency, from the Canadian dollar to the United States dollar, effective April 1, 2025. The increase in accretion of interest on debentures is primarily due to the issuance of additional debentures.

Operating Segments

We have chosen to organize our operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). Our operating and reportable segments at June 30, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. We evaluate the performance of each of the segments using operating income (loss) to provide a consistent and comparable measure of our performance between periods. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore, comparability may be limited. The accounting policies for the operating segments are the same as those disclosed in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Part I, Item 1. Financial Statements, Note 2, “Summary of Significant Accounting Policies.”

The following table summarizes our total revenues, by segment, during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$2,139	$-	$2,139	100%	$4,066	$-	$4,066	100%
Bitcoin Mining	678	452	226	50%	1,262	725	537	74%
Total Revenue	$2,817	$452	$2,365	*	$5,328	$725	$4,603	*

*	Represents an increase or decrease in excess of 100%.

Total revenue increased during the three and six months ended June 30, 2026 primarily due to the Company’s Avalanche Protocol operations, which commenced operations in the fourth quarter of 2025 with the implementation of our digital asset strategy, coupled with the increase in our Bitcoin Mining operations primarily due to the increase in our Bitcoin Mining infrastructure.

The following table summarizes our operating income (loss), by segment, during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Net Change		Six Months Ended June 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$(30,433)	$-	$(30,433)	100%	$(71,591)	$-	$(71,591)	100%
Bitcoin Mining	(486)	56	(542)	*	(1,413)	(171)	(1,242)	*
Corporate	(2,463)	(1,438)	(1,025)	71%	(4,944)	(3,013)	(1,931)	64%
Total Operating loss	$(33,382)	$(1,382)	$(32,000)	*	$(77,948)	$(3,184)	$(74,764)	*

*	Represents an increase or decrease in excess of 100%.

The total increase in operating loss during the three and six months ended June 30, 2026 is primarily attributable to the decline in market value of AVAX tokens, which resulted in an unrealized loss on market valuation of digital assets ($29.9 million and $66.1 million, respectively), coupled with an impairment of assets related to the liquid staking tokens ($2.6 million and $3.7 million, respectively) and the realized loss on digital asset transactions ($20.0 thousand and $5.3 million, respectively) related primarily to the deployment of AVAX tokens to the liquid staking tokens (tAVAX tokens), partially offset by the increase in revenue ($2.4 million and $4.6 million, respectively). The operating loss was further impacted by the increase in cost of revenue, excluding depreciation ($0.6 million and $1.5 million, respectively), which is directly related to the increase in our Bitcoin Mining operations and the increase in selling, general and administrative expenses ($1.0 million and $1.9 million, respectively) primarily due to costs associated with promoting the Company and insurance.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. Our sources of liquidity, including cash on hand, digital assets earned through staking arrangements and Bitcoin Mining, is expected to be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

Though we experienced a loss from operations of approximately $78.0 million during the six months ended June 30, 2026, this loss included $75.7 million of non-cash charges related to: (1) depreciation and amortization ($0.5 million); (2) impairment of assets ($3.7 million); and (3) realized and unrealized losses on digital asset transactions and market valuations ($5.3 million and $66.1 million, respectively). To supplement our GAAP financial results, we present non-cash loss from operations, a non-GAAP financial performance measure which excludes these non-cash charges, to provide useful information to help investors evaluate our operating performance because it: enables investors to compare this measure and component adjustments to similar information provided by peer companies and our past financial performance. Adjusting for these non-cash charges, the non-cash loss from operations would be $2.3 million during the six months ended June 30, 2026.

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The change in cash, cash equivalents and restricted cash during the six months ended June 30, 2026 and 2025 is as follows (presented in thousands):

	2026	2025	Net Change
Net loss	$(81,520)	$(8,206)	$(73,314)
Non-cash items	80,178	5,320	74,858
Net change in operating assets and liabilities	(3,729)	(171)	(3,558)
Operating activities	(5,071)	(3,057)	(2,014)
Investing activities	(2,548)	(5,683)	3,135
Financing activities	2,292	8,542	(6,250)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(107)	107
Change in cash, cash equivalents and restricted cash	$(5,327)	$(305)	$(5,022)

Operating Activities

Net cash used in operating activities was $5.1 million and $3.1 million during the six months ended June 30, 2026 and 2025, respectively, an increase of $2.0 million, which is primarily due to the $3.6 million net change in operating assets and liabilities, partially offset by the decrease in operating results, as adjusted for non-cash items of $1.5 million.

Non-cash items increased primarily due to the unrealized loss on digital assets of $66.1 million, asset impairments of $3.7 million, realized loss on digital asset transactions of $5.3 million and the change in amortization of debt issuance costs of $1.6 million, coupled with the change in fair value of derivative liabilities of $3.0 million, partially offset by the decrease in loss on debt extinguishment of $4.7 million. The net change in operating assets and liabilities is primarily due the net change in prepaid expenses and other current assets of $1.2 million, partially offset by the increase in revenue from digital asset production $4.6 million.

Investing Activities

Net cash used in investing activities was $2.6 million and $5.7 million during the six months ended June 30, 2026 and 2025, respectively, a decrease of $3.1 million, which is primarily due to the cash paid in prior year for an acquisition, partially offset by the increase in equipment purchased within the Bitcoin Mining segment.

Financing Activities

Net cash provided by financing activities was $2.3 million and $8.5 million during the six months ended June 30, 2026 and 2025, respectively, a decrease of $6.3 million, which is primarily due to the shares repurchased in the open market of $3.9 million. coupled with the decrease in proceeds from debenture and warrant issuances of $1.8 million.

Off Balance Sheet Arrangements

None.

Significant Accounting Policies

See the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2026 and 2025, included within this Quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Interim Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 15, “Commitments and Contingencies” of the Notes to our Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q which is incorporated herein by reference.

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

The BENQI Protocol is managed by relatively small teams and governed by decentralized autonomous organizations (“DAOs”) controlled by holders of its governance tokens. We do not hold governance tokens and, therefore, have no ability to influence protocol governance decisions. Token holders could vote to implement changes that materially and adversely affect the terms of liquid staking, including modifications to fee structures, redemption processes, validator selection criteria, or other operational parameters. Such governance actions, or the failure of governance processes, could reduce the value or redeemability of our liquid staking tokens. In addition, the BENQI Protocol (or related protocols) could cease operations, experience a governance failure, or be subject to malicious attacks that compromise its functionality or security.

In addition, liquid staking tokens, such as tAVAX and sAVAX, are less liquid than the underlying AVAX token. While holders may sell these tokens on decentralized exchanges, such sales may incur significant slippage and result in proceeds substantially below the theoretical exchange rate to AVAX, particularly during periods of market stress or low liquidity. Neither tAVAX nor sAVAX is widely listed on centralized exchanges, which concentrates trading activity in on-chain liquidity pools and may exacerbate price dislocations and volatility during periods of elevated selling pressure. The value of both tAVAX and sAVAX is correlated with the value of AVAX, which has historically experienced, and may continue to experience, significant price volatility. Although these liquid staking tokens are designed to maintain a predictable and increasing exchange rate relative to AVAX, they may trade at a discount to their theoretical value on secondary markets due to liquidity constraints, market sentiment, perceived protocol risks, or other factors.

There can be no assurance that we will be able to redeem or sell our liquid staking tokens at or near their theoretical exchange rate or in a timely manner. Any of the foregoing risks could result in material losses on our staked positions, impair our liquidity, and have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Demand for Data Center Space, Power and Connectivity.

If and when we enter the data center space the following risk factor will apply.

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

Risks Related to Competition in the Data Center Industry.

If and when we enter the data center space the following risk factors will apply.

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

We expect that our customer agreements will include terms requiring us to meet certain service level commitments. A failure to meet those or other commitments or equipment damage in our data centers could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026 and as part of the Company’s 2025 convertible debt facility, institutional investors purchased an additional tranche of $7,000,000 in convertible debentures with a 10% original issue discount for gross proceeds of $6,300,000 and received 251,104 warrants due January 2, 2027. The warrants are exercisable at any time and from time to time and expire July 2, 2029. The convertible debentures and warrants were issued with an exercise price of $28.92 per share.

Item 703 Disclosure on Share Repurchases

The following table represents information with respect to AVAX One’s repurchase of common shares during the quarter ended June 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
April 1 - 30	1,885	$6.19	1,885
May 1 - 31	65,433	$6.58	65,433
June 1 - 30	62,436	$5.67	62,436
Total	129,754		129,754

(1)	In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The Company is not obligated to repurchase any specific number of shares, and the program may be suspended or discontinued at any time. For additional information related to share repurchases, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item. 1 Financial Statements of this Quarterly Report.
(2)	Average price paid per share includes costs associated with the repurchases.

From July 1, 2026 to August 12, 2026, the Company repurchased 57,503 common shares with an average price paid per share of $5.41, leaving approximately $35.8 million that may be repurchased under the Repurchase Program.

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

AVAX ONE TECHNOLOGY LTD.

Date: August 13, 2026	By:	/s/ Peter Wylie Jr
Peter Wylie Jr.
Interim Chief Executive Officer (Principal Executive Officer) and Chief Operating Officer

Date: August 13, 2026	By:	/s/ Chris Polimeni
Chris Polimeni
Chief Financial Officer (Principal Financial and Accounting Officer)

