Form 10-Q
period 2026-09-30
AVAX ONE TECHNOLOGY LTD.
filed 2026-11-12
CIK 1826397

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40578

AVAX ONE TECHNOLOGY LTD.

(Exact name of registrant as specified in its charter)

British Columbia	77-8726885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 South Olive Avenue, Suite 201 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

(604) 757-0952

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	AVX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 12, 2026, the registrant had 9,480,988 common shares, no par value per share outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2026 and September 30, 2025	5
	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Three and Nine Months ended September 30, 2026 and September 30, 2025	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2026 and September 30, 2025	8
	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
Signatures		37

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; volatility and other risks of cryptocurrencies; and the economy in general or the future of the data center industry, all of which are subject to various risks and uncertainties.

When used in this Quarterly Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (“Commission” or “SEC”), in our press releases, in our periodic reports on Forms 10-K and 10-Q, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current
Cash and cash equivalents	$8,476	$22,135
Restricted cash	2,126	-
Escrow receivable	-	5,430
Liquid staking tokens	4,726	-
Staking rewards receivable	2,212	-
Other receivables	93	17
Deposit receivable	58	58
Prepaid expenses and other current assets	1,106	5,863
Total current assets	18,797	33,503

Non-current
Digital assets, non-current	138,784	153,670
Property and equipment, net	7,019	4,246
Intangible assets, net	238	409
Intangible asset held for sale	1,550	1,550
Goodwill	1,535	1,535
Lease deposit, non-current	50	50
Total assets	$167,973	$194,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$1,644	$1,278
Debentures, net of discount	526	6,439
Loan payable	405	220
Other current liabilities	100	50
Total liabilities	2,675	7,987

Commitments and contingencies - See Note 15

Shareholders’ equity
Common shares, no par value per share - unlimited shares authorized, 10,480,381 and 7,760,179 shares issued and 9,746,196 and 7,744,900 outstanding at September 30, 2026 and December 31, 2025, respectively*	290,050	283,554
Treasury shares	(4,797)	(258)
Additional paid-in-capital	22,037	22,968
Subscriptions receivable - digital assets	(15,310)	(24,234)
Obligation to issue shares	44	44
Accumulated deficit	(125,605)	(93,977)
Accumulated other comprehensive loss	(1,121)	(1,121)
Total shareholders’ equity	165,298	186,976
Total liabilities and shareholders’ equity	$167,973	$194,963

*	reflects the 1:12 reverse stock split effected on June 15, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$2,445	$526	$7,773	$1,251

OPERATING EXPENSES
Cost of revenue, excluding depreciation	977	266	3,120	729
Bitcoin operating costs	3	-	14	-
Selling, general and administrative	2,244	1,263	6,701	3,981
Repairs and maintenance	197	207	396	407
Share-based compensation	302	1,139	858	1,347
Depreciation and amortization	292	311	829	874
Loss on disposal of operating assets	653	-	912	-
Impairment of liquid staking tokens	-	-	3,740	-
Realized loss (gain) on digital asset transactions	483	(48)	5,800	(48)
Unrealized loss (gain) on market valuation of digital assets	(55,133)	(1)	10,924	(81)
Total operating expenses	(49,982)	3,137	33,294	7,209

Operating income (loss)	52,427	(2,611)	(25,521)	(5,958)

OTHER (EXPENSE) INCOME
Accretion of interest on debentures	(1,733)	(383)	(5,279)	(2,321)
Change in fair value of derivative liabilities	-	-	-	2,977
Foreign exchange gain (loss)	(15)	4	(10)	(74)
Gain on conversion of convertible debt	-	-	-	87
Loss on debt extinguishment	(792)	(5,389)	(813)	(10,120)
Other income (expense)	5	(16)	(5)	52
Total other expenses, net	(2,535)	(5,784)	(6,107)	(9,399)

Net income (loss) from continuing operations	49,892	(8,395)	(31,628)	(15,357)

Income (loss) from operations of discontinued operations	-	20	-	(320)
Gain (loss) loss on disposal of discontinued operations	-	24	-	(880)
Net income (loss) from discontinued operations	-	44	-	(1,200)

Net income (loss)	$49,892	$(8,351)	$(31,628)	$(16,557)
Other comprehensive income (loss)
Foreign currency translation	-	-	-	37
Comprehensive income (loss) attributable to common shareholders	$49,892	$(8,351)	$(31,628)	$(16,520)

Earnings per share:
Basic and diluted net income (loss) per common share for continuing operations	$6.11	$(67.16)	$(3.91)	$(274.23)
Basic and diluted net income (loss) per common share for discontinued operations	$-	$0.35	$-	$(21.43)
Basic and diluted net income (loss) per common share, total	$6.11	$(66.81)	$(3.91)	$(295.66)

Weighted average number of common shares outstanding – basic and diluted*	8,170	125	8,085	56

*	reflects the 1:12 reverse stock split effected on June 15, 2026 and 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in thousands, except share data)

	For the three months ended September 30, 2026
	Common shares		Common share Treasury Shares		Additional		Obligation		Accumulated other	Total
	# of		# of		Paid-in	Subscriptions	to issue	Accumulated	comprehensive	shareholders’
	Shares *	Amount	Shares *	Amount	Capital	Receivable	shares	Deficit	income (loss)	equity
Balance, July 1, 2026	7,713,231	$282,147	(349,961)	$(2,898)	$22,206	$(16,606)	$44	$(175,497)	$(1,121)	$108,275
Shares issued for conversion of convertible debt	2,721,363	7,653	-	-	-	-	-	-	-	7,653
Shares issued for severance	45,787	250	-	-	-	-	-	-	-	250
Share based compensation	-	-	-	-	302	-	-	-	-	302
Repurchases of shares	-	-	(384,224)	(1,899)	-	-	-	-	-	(1,899)
Release of locked tokens - receipt of digital assets	-	-	-	-	(471)	1,296	-	-	-	825
Net income	-	-	-	-	-	-	-	49,892	-	49,892
Balance, September 30, 2026	10,480,381	$290,050	(734,185)	$(4,797)	$22,037	$(15,310)	$44	$(125,605)	$(1,121)	$165,298

	For the nine months ended September 30, 2026
	Common shares		Common share Treasury Shares		Additional		Obligation		Accumulated other	Total
	# of		# of		Paid-in	Subscriptions	to issue	Accumulated	comprehensive	shareholders’
	Shares *	Amount	Shares *	Amount	Capital	Receivable	shares	Deficit	income (loss)	equity
Balance, January 1, 2026	7,760,179	$283,554	(15,279)	$(258)	$22,968	$(24,234)	$44	$(93,977)	$(1,121)	$186,976
Shares issued for conversion of convertible debt	2,735,819	7,732	-	-	-	-	-	-	-	7,732
Warrants issued with convertible debt	-	-	-	-	2,016	-	-	-	-	2,016
Shares issued for severance	45,787	250	-	-	-	-	-	-	-	250
Share based compensation	-	-	-	-	858	-	-	-	-	858
Repurchases of shares	-	-	(780,310)	(5,749)	-	-	-	-	-	(5,749)
Repurchase of shares, retired	(61,404)	(1,210)	61,404	1,210	-	-	-	-	-	-
Fees associated with registration statement	-	(276)	-	-	-	-	-	-	-	(276)
Release of locked tokens - receipt of digital assets	-	-	-	-	(3,805)	8,924	-	-	-	5,119
Net loss	-	-	-	-	-	-	-	(31,628)	-	(31,628)
Balance, September 30, 2026	10,480,381	$290,050	(734,185)	$(4,797)	$22,037	$(15,310)	$44	$(125,605)	$(1,121)	$165,298

*	reflects the 1:12 reverse stock split effected on June 15, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	For the three months ended September 30, 2025
						Accumulated
	Common shares		Additional	Obligation		other	Total
	# of		paid-in-	to issue	Accumulated	comprehensive	shareholders’
	Shares **	Amount	capital	shares	Deficit	income (loss)	equity
Balance, July 1, 2025	35,076	$68,347	$5,779	$44	$(68,988)	$(1,121)	$4,061
Shares issued for conversion of convertible debt	213,317	13,240	-	-	-	-	13,240
Shares issued for cash, net of issuance costs	35,340	1,259	-	-	-	-	1,259
Shares issued for executive compensation	40,787	1,168	-	-	-	-	1,168
Shares issued for consulting services	625	50	-	-	-	-	50
Shares issued on exercise of warrants	18,864	344	-	-	-	-	344
Net loss	-	-	-	-	(8,351)	-	(8,351)
Warrants issued with convertible debt	-	-	381	-	-	-	381
Balance, September 30, 2025	344,009	$84,408	$6,160	$44	$(77,339)	$(1,121)	$12,152

	For the nine months ended September 30, 2025
						Accumulated
	Common shares		Additional	Obligation		other	Total
	# of		paid-in-	to issue	Accumulated	comprehensive	shareholders’
	Shares **	Amount	capital	shares	Deficit	income (loss)	equity
Balance, January 1, 2025	14,355	$65,043	$2,965	$44	$(60,782)	$(1,158)	$6,112
Shares issued for conversion of convertible debt	231,181	16,162	-	-	-	-	16,162
Shares issued for cash, net of issuance costs	35,340	1,259	-	-	-	-	1,259
Shares issued for executive compensation	43,181	1,491	-	-	-	-	1,491
Shares issued for consulting services	625	50	-	-	-	-	50
Shares issued on exercise of warrants	19,327	403	-	-	-	-	403
Reclassification of derivative liabilities to additional-paid-in capital	-	-	2,772	-	-	-	2,772
Warrants issued with convertible debt	-	-	423	-	-	-	423
Net loss	-	-	-	-	(16,557)	-	(16,557)
Foreign currency translation	-	-	-	-	-	37	37
Balance, September 30, 2025	344,009	$84,408	$6,160	$44	$(77,339)	$(1,121)	$12,152

**	reflects the 1:12 reverse stock split effected on June 15, 2026 and 1:9 reverse stock split effected on July 28, 2025.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(31,628)	$(16,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	905
Rewards earned from blockchain infrastructure	(5,561)	(1,251)
Staking fees paid in AVAX tokens	46	-
Impairment of liquid staking tokens	3,740	-
Realized loss on digital assets	5,800	(48)
Unrealized losses (gains) on digital assets	10,924	(81)
Share-based compensation	858	1,491
Shares issued for consulting services	-	50
Shares issued for severance	250	-
Amortization of debt issuance costs	5,279	2,296
Amortization of power purchase agreement	171	177
Change in fair value of derivative liabilities	-	(2,977)
Gain on debt conversion	-	(87)
Loss on debt extinguishment	813	10,120
Loss on disposal of business	-	880
Loss on disposal of fixed assets	912	-
Changes in operating assets and liabilities:
Staking rewards receivable	(2,212)	-
Other receivables	(76)	(80)
Prepaid expenses and other current assets	1,516	(199)
Accounts payable and accrued liabilities	366	85
Other current liabilities	3	(159)
Net cash used in operating activities	(7,970)	(5,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(4,765)
Purchase of digital assets	(25)	-
Purchase of equipment	(1,549)	(1,080)
Sale of digital assets	355	329
Other	50	-
Net cash used in investing activities	(1,169)	(5,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares repurchased in the open market, including costs	(5,749)	-
Proceeds from debenture and warrant issuance, net of discount	6,716	9,795
Repayment of convertible debentures	(3,542)	(110)
Proceeds from loan payable	200	275
Repayment of loan payable	(19)	-
Financing costs of debentures	-	(157)
Proceeds from common shares issued for cash, net of issuance costs	-	1,259
Proceeds from warrants exercised	-	403
Net cash (used in) provided by financing activities	(2,394)	11,465

Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(109)
Change in cash, cash equivalents and restricted cash	(11,533)	405
Cash, cash equivalents and restricted cash, beginning of period	22,135	490
Cash, cash equivalents and restricted cash, end of period	$10,602	$895

Supplemental cash flow information:
Cash paid during the period for interest	$414	$-

Supplemental disclosure of non-cash investing and financing transactions:
Shares issued for conversion of convertible debt	$7,732	$16,162
Exchange listing fees for registration statement	276	-
Purchase of liquid staking tokens with digital assets	8,466	-
Release of AVAX tokens from subscriptions receivable	5,119	-
Warrants issued with convertible debt and classified as equity	2,016	-
Non-cash repayment of convertible debentures	5,001	-
Reclassification from prepaid expenses and other assets to property and equipment	2,965	-
Retirement of repurchased shares	1,210	-
Initial fair value of debenture warrants initially classified as derivatives	-	4,573
Initial fair value of conversion feature of debentures initially classified as derivatives	-	1,183
Reclassification of derivative liability to equity	-	2,772

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

AVAX ONE TECHNOLOGY LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2026 and 2025 (unaudited)

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

AVAX One is the first publicly traded Avalanche (or AVAX) treasury company, building an institutional gateway to the onchain financial economy powered by the Avalanche blockchain network. Through AVAX accumulation, onchain yield, and strategic acquisitions, the Company aims to compound long-term value for its shareholders while supporting the growth of the Avalanche ecosystem. Led by a team of veterans from institutional finance and public company backgrounds and advised by leaders from across the digital asset industry, AVAX One is being built to be a scalable, regulated gateway for public market investors to participate in the growth of the onchain economy. In addition, the Company operates bitcoin mining facilities in Alberta, Canada and Ohio.

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Although we have none at the present time, we consolidate variable interest entities when we have variable interests and are the primary beneficiary.

Use of Estimates

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates reflected in these financial statements include, but are not limited to, accounting for share-based compensation, valuation of derivative liabilities, valuation of warrants and convertible debt at issuance, business combination, impairment as well as depreciation method. Actual results could differ from these estimates, and those differences could be material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact of such reclassifications on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Accounting Officer.

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). The Company’s operating and reportable segments at September 30, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate segment. At September 30, 2026, Bitcoin Mining operations were conducted at several locations in Alberta, Canada, and the Bald Eagle Property in Ohio, USA, which reflects the manner in which the Company’s CODM reviews and assesses the performance of the business and allocates resources. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs and general and administrative expenses. See Note 16, “Segment Information” for further details.

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

The Company presented its appeal to the Nasdaq Hearings Panel (the “Panel”), and the hearing was held on April 21, 2026. On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies which provided for the continued listing of the Company’s common shares on Nasdaq, subject to certain conditions. The conditions included, among other things, that the Company demonstrate compliance with the minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.

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

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments which are necessary to state fairly the Company’s financial position as of September 30, 2026 and December 31, 2025, and the results of its operations and cash flows during the nine months ended September 30, 2026 and 2025. Such adjustments are of a normal and recurring nature. The results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026, or for any future period.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of cash that is not restricted as to withdrawal or use, stablecoins, and from time to time may also include interest-bearing highly liquid investments with original maturities of three months or less at the date of purchase. The Company acquires and holds stablecoins primarily to facilitate crypto asset transactions, and such stablecoins are typically held in secure digital wallets or on crypto asset exchanges.

As of September 30, 2026 and December 31, 2025, stablecoins consisted primarily of USD Coin (“USDC”), which is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Additionally, the underlying reserves backing USDC, comprising cash and cash equivalents in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows. As of September 30, 2026 and December 31, 2025, the Company held approximately $5.4 million and $11.1 million, respectively, in USDC.

Restricted Cash and Escrow Receivable

Restricted cash as of September 30, 2026, represents funds held in a deposit account control agreement (“DACA”), related to the sale of debentures in October 2025. Escrow receivable as of December 31, 2025 represented funds held in escrow, in anticipation of being held in a DACA, related to the sale of debentures in October 2025. The release of funds to the Company is in the sole discretion of the investors.

Additionally, there was$4.4 million held as escrow receivable, in anticipation of being held in a DACA, related to the sale of debentures in January 2026. In connection with the restructuring, as further described in Note 9, “Debentures,” the January 2026 tranche was extinguished, which unwound the escrow receivable.

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

There was no impairment charge recorded during the three months ended September 30, 2026 as the fair value of the tAVAX tokens of $5.4 million exceeded the carrying value (historical cost, less accumulated impairment loss) by approximately $0.6 million. Since the tAVAX tokens do not qualify as digital assets they are not measured at fair value each reporting period. As a result, recording the increase in fair value is prohibited.

Staking Rewards Receivable

The Company's staking rewards receivable represents rewards earned under staking arrangements that have not yet been distributed by the Avalanche network because rewards are distributed at the conclusion of each staking arrangement. In accordance with the Company’s revenue recognition policy for the Avalanche Protocol, revenue is recognized ratably over the staking period which results in a receivable for the undistributed rewards. The staking rewards receivable is recorded at the fair value of the rewards determined at contract inception and is not subsequently remeasured. The staking rewards receivable is derecognized when the underlying tokens are received and recorded as digital assets, with any difference recognized in realized (gain) loss on digital asset transactions.

Digital Assets

The Company’s digital assets consist primarily of the native cryptocurrency of the Avalanche Network, referred to as AVAX tokens, and Bitcoin. These assets are held in either custodial or non-custodial wallets under the Company’s control through secure private keys. The primary custodians are BitGo and Coinbase, with whom the Company has multiyear custodian agreements. The Company seeks to generate returns on its digital assets and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. The majority of the Company’s AVAX tokens are deployed in staking arrangements with lock-up periods ranging from a few days to nine months. As further discussed in Note 10, “Loan Payable” the BitGo Loans are collateralized with approximately 10.012 Bitcoin.

Digital assets are reflected as non-current assets in the accompanying unaudited condensed consolidated balance sheets due to the Company’s intent to retain and hold its digital assets for long-term investment purposes. Digital assets, if any, held with the intent to fund operating expenses are included in current assets in the accompanying unaudited condensed consolidated balance sheet.

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

Proceeds from the sales of digital assets are included within investing activities in the accompanying unaudited condensed consolidated statement of cash flows (unless they are converted to cash nearly immediately after they are received, in which case they are included within operating activities). In accordance with Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosures of Crypto Assets (“ASU 2023-08”), the Company measures digital assets at fair value with changes recognized on the consolidated statements of comprehensive income (loss), in accordance with ASC 350-60. The Company tracks its cost basis of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

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

See Note 14, “Related Party Transactions,” for additional information regarding the Asset Manager and Management Fees.

Subscriptions Receivable - Digital Assets

As of September 30, 2026 and December 31, 2025, the Company held certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable - digital assets within the unaudited condensed consolidated statements of shareholders’ equity, as contra-equity. After each individual restriction lapses and the Company thus obtains control, the AVAX tokens will be reclassified to digital assets.

While the restrictions remain, the Company has the right and the ability to use the AVAX tokens in staking arrangements in accordance with its revenue recognition policy.

During the nine months ended September 30, 2026, the restrictions lapsed on 538,201 of AVAX tokens. See Note 3, “Digital Assets” for additional information.

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

The Company measures its digital assets at fair value in accordance with ASC 820, Fair Value Measurement, using the last closing price of the day in the UTC time zone at each reporting period end with changes recognized in operating expenses in the unaudited condensed consolidated statement of comprehensive income (loss).

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

Goodwill

Goodwill is not amortized; however, the Company reviews goodwill for impairment annually or whenever events or changes in circumstances indicate that the fair value of the reporting unit is less than its carrying value. To determine if goodwill has been impaired, the Company performs a qualitative assessment to determine if more likely than not the fair value of the reporting unit is below its carrying value. If it is determined that more likely than not there is impairment, a quantitative impairment assessment is performed to identify potential goodwill impairment. An impairment loss is recognized when the fair value as at the measurement date is less than the carrying value. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the reporting unit.

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

ASC 815 also provides an exception to this rule when the conversion feature is indexed to the Company’s common shares. ASC 815 provides that, among other things, generally, if an event is not within the entity’s control or could require net cash settlement, then the contract shall be classified as an asset or a liability.

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

On certain blockchain networks on which the Company operates a validator node, the Company earns a validator node fee (“Validator Fee”), determined as a node operator’s published percentage of the crypto asset rewards earned on crypto assets delegated to its node. Token rewards earned from staking, as well as tokens earned as Validator Fees, are calculated at the inception of the staking arrangement and distributed directly to the Company’s digital wallets, upon completion of the staking arrangement, by the blockchain networks as part of their consensus mechanism.

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

The AVAX token performs various functions within the Avalanche ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore, this concentration may result in vulnerability to a near-term severe impact, and it is at least reasonably possible that events outside of our control may result in a severe impact in the near term.

As a result of the foregoing, the Company believes a concentration exists as of the date of these financial statements, and a dissolution of the Avalanche Foundation or an inability of the Avalanche public blockchain network and/or AVAX tokens to function as expected, could result in near-term severe impacts to our business.

Income (Loss) per Common Share

The Company presents basic and diluted income (loss) per share data for its common shares. Basic loss per common share is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the year. The number of common shares used in the income (loss) per shares calculation includes all outstanding common shares plus all common shares issuable for which there are no conditions to issue other than time. Diluted income (loss) per common share is calculated by adjusting the weighted average number of common shares outstanding to assume conversion of all potentially dilutive share equivalents, such as options and warrants and assumes the receipt of proceeds upon exercise of the dilutive securities to determine the number of shares assumed to be purchased at the average market price during the year.

Income (loss) per common share calculations for all periods have been adjusted to retroactively reflect the 2026 Reverse Split and the 2025 Reverse Split.

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

Assets and liabilities measured and recorded at fair value on a non-recurring basis

The Company’s non-financial assets, such as property and equipment, intangible assets and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value when an impairment charge is recognized. There were no indications of impairment during the nine months ended September 30, 2026 and 2025, except that there was a decline in the trading price of tAVAX that triggered an impairment of $3.7 million on tAVAX tokens during the nine months ended September 30, 2026.

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

The Company records uncertain tax positions based on a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no material uncertain tax positions as of September 30, 2026 and December 31, 2025.

Share-Based Compensation

The Company generally uses the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option-valuation model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common shares, expected option life, and expected volatility in the market value of the underlying common shares. The Company recognizes any forfeitures as they occur.

Recent Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Start-ups Act of 2012, (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will cease to be an “emerging growth company” effective December 31, 2026, based on the five year anniversary of the initial public offering in July 2021. The Company is currently evaluating the impact of complying with new or revised accounting standards.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Comprehensive Loss. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027, and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

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

3. DIGITAL ASSETS

Digital Assets

The following table presents the Company’s digital assets held as of September 30, 2026 and December 31, 2025, which are measured at fair value in accordance with ASC 350-60, Intangibles - Crypto Assets. Measurement is based on quoted prices in active markets (Level 1 input under ASC 820, Fair Value Measurement) (in thousands, except quantity):

	September 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,390,785.586	$154,156	$135,433	12,409,212.272	$160,040	$152,509
Bitcoin	40.108	3,324	3,351	13.272	1,397	1,161
Total digital assets		$157,480	$138,784		$161,437	$153,670

Activity Rollforward

The following table summarizes the activity in the Company’s digital assets for the nine months ended September 30, 2026 (in thousands):

Amounts
December 31, 2025 - Fair Market Value	$153,670
Additions and purchases of digital assets	25
Rewards earned from blockchain infrastructure	5,561
Release of locked tokens - subscriptions receivable	5,119
Payment of vendor invoices	(46)
Conversion to tAVAX	(8,466)
Sale of digital assets	(355)
Realized losses on digital assets	(5,800)
Unrealized loss on market valuation	(10,924)
September 30, 2026 - Fair Market Value	$138,784

The Company recognized realized losses of $5.8 million and realized gains of $48.0 thousand on the disposition of digital assets during the nine months ended September 30, 2026 and 2025, respectively.

Investor Contributions - Subscriptions Receivable

The Company holds certain AVAX tokens that remain in investor wallets to which the Company does not have the private keys because the tokens are subject to restrictions, such as lock-up agreements or pledges as collateral pursuant to UCC-1 financing statements. As a result, management believes the Company does not have control of these digital assets and has presented these AVAX tokens as subscriptions receivable within the unaudited condensed consolidated statements of shareholders’ equity, as contra-equity. After each individual restriction lapses and the Company obtains control, the AVAX tokens are reclassified to digital assets.

The following table summarizes the total AVAX tokens subject to restrictions as of September 30, 2026 and December 31, 2025 (in thousands, except for quantity):

	September 30, 2026		December 31, 2025
	Quantity	Cost Basis	Quantity	Cost Basis
Restricted tokens pledged as collateral	434,700.000	$7,207	434,700.000	$7,207
Other restricted tokens	488,715.053	8,103	1,026,915.600	17,027
Total subscriptions receivable - digital assets	923,415.053	$15,310	1,461,615.600	$24,234

The following table summarizes the restrictions that apply to the AVAX tokens classified as digital assets and the AVAX tokens classified as subscriptions receivables as of September 30, 2026:

Restriction Period	AVAX Tokens
Tokens unlock over 108 equal monthly increments beginning December 2026 and concluding November 2035	7,220,217
Tokens unlock in equal weekly increments concluding July 2027	673,072
Tokens unlock in equal weekly increments beginning in March 2026 and concluding February 2027	447,428
Tokens unlock in equal weekly increments concluding May 2027	107,625
Tokens unlock in equal weekly increments beginning September 2026 and concluding March 2027	230,000
Tokens unlock at a rate of approximately 58% per week concluding March 2027	15,168
8,693,510

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

The following pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2025 (in thousands):

	Proforma for the three month ended September 30,	Proforma for the nine months ended September 30,
	2025	2025
Revenue	$526	$1,251
Net loss	$8,351	$16,557

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

As of September 30, 2026 and December 31, 2025, the Company’s goodwill balance was $1.5 million, which includes foreign currency translation gain of approximately $9.0 thousand. The Company will continue to operate its Bitcoin Mining business alongside its AVAX treasury business.

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

On July 1, 2025, the Company mutually agreed to return the RCS assets and certain liabilities to the seller, and as a result, the Company has presented the results of operations of the RCS business, for the three and nine months ended September 30, 2025, as loss from discontinued operations and accrued a loss on disposal of the RCS business of $0.9 million as reflected in the accompanying unaudited condensed consolidated statement of comprehensive loss. Cash used in operating activities from discontinued operations was $0.3 million for the nine months ended September 30, 2025. There were no cash flows related to investing or financing activities of discontinued operations for the nine months ended September 30, 2025.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$578	$2,241
Prepaid Bitcoin Mining infrastructure	-	2,965
Prepaid Data Center infrastructure	309	-
Prepaid filings fees	46	552
Other	173	105
Prepaid expenses and other current assets	$1,106	$5,863

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Bitcoin Mining facility and infrastructure	$4,223	$2,555
Bitminers	3,546	1,571
Transformers and generators	213	780
Total property and equipment	$7,982	$4,906
Less: accumulated depreciation	(963)	(660)
Property and equipment, net	$7,019	$4,246

Depreciation expense on property and equipment was approximately $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively and $0.8 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Manna IP	$2,244	$2,244
Power Purchase Agreement	658	658
Total intangible assets	$2,902	$2,902
Less: accumulated amortization	(1,114)	(943)
Intangible assets, net	$1,788	$1,959

Manna Intellectual Property

In 2021, the Company acquired intellectual property (the “Manna IP”) pursuant to an asset purchase agreement with an unrelated third party. The Manna IP encompasses various patented technologies to naturally process and convert, among other things, fiber rich baking flour products. The Company accounted for the purchase as an asset acquisition and the Manna IP was estimated to have a useful life of 20 years.

In December 2025, the Company entered into a letter of intent, with an unrelated third party, to sell the Manna IP for a purchase price of $1.6 million, of which $50.0 thousand was received as a deposit. Based on the purchase price, the Company determined the Manna IP asset was impaired as of December 31, 2025, and recorded an impairment charge of approximately $5.1 million. In connection with the letter of intent, the Manna IP was classified as asset held for sale and amortization ceased. In September 2026, the Company received an additional deposit of $50.0 thousand, and the deposits are reflected in the accompanying unaudited condensed consolidated balance sheets as other current liabilities.

During the nine months ended September 30, 2025 the Company recorded amortization expense totaling $0.4 million, which was based on the asset value prior to the impairment charge.

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

Amortization expense was $56.9 thousand and $53.0 thousand for the three months ended September 30, 2026 and 2025, respectively and $170.6 thousand and $114.6 thousand for the nine months ended September 30, 2026 and 2025, respectively, which are reflected in cost of revenue in the accompanying unaudited condensed consolidated statement of comprehensive income (loss).

The estimated annual amortization expense for the Power Purchase Agreement is $0.1 million in 2026 and $0.2 million in 2027.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$719	$545
Accrued expenses	924	733
Accounts payable and accrued liabilities	$1,644	$1,278

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

The details of each of these seven tranches are summarized in the table below:

Description	Date	Face Amount	Original Issue Discount	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
1st Tranche	Jun-22	$14,025	10%	$12,750	$133,200.00	Sep-22	8	$146,520.00	Dec-25	$1,635
2nd Tranche	Jan-23	5,077	10%	4,615	74,400.00	Jul-23	5	74,400.00	Dec-25	326
3rd Tranche	Oct-23	2,750	10%	2,500	28,296.00	Jan-24	57	28,296.00	Apr-27	32
4th Tranche	Nov-23	2,750	10%	2,500	9,720.00	May-24	184	9,720.00	May-27	30
5th Tranche	Feb-24	1,100	10%	1,000	2,311.20	Aug-24	309	2,542.32	Aug-27	50
6th Tranche	Apr-24	550	10%	500	1,760.40	Oct-24	203	1,944.00	Oct-27	31
7th Tranche	May-24	833	10%	750	1,080.00	Nov-24	501	1,188.00	Nov-27	3

*	Principal payments are due to be made in 25 equal installments.

Interest rates were 5% for the initial 12 months and 8% thereafter.

In January 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with the Investors for the sale of debentures, which are convertible into the Company’s common shares in an aggregate principal amount of up to $50.0 million in debentures with a 10% original issue discount. On January 16, 2025, the Company consummated the closing for the sale of (i) the initial debenture in the principal amount of $7.7 million for gross proceeds of $7.0 million, after considering the 10% original issue discount. In addition, the Investors received 17,688 warrants at a strike price of $311.256. The issuance of the additional tranche triggered the round down provision, adjusting the exercise price of the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Debentures and First, Second, Third, Fourth, Fifth, Sixth, and Seventh Tranche Warrants to $282.96.

The Investors had the right to purchase additional tranches for 18 months following the initial closing in January 2025. From March 2025 through January 2026, the Investors purchased additional tranches under the 2025 Purchase Agreement under similar terms as the January 2025 Tranche for an aggregate principal amount of $17.5 million.

The details of each of these tranches are summarized in the table below:

Description	Date	Face Amount	Original Issue Discount	Gross Proceeds	Conversion Price	Principal Payment Starting Date *	No. of Warrants	Exercise Price	Expiration Date	Transaction Costs
Jan-25 Tranche	Jan-25	$7,700	10%	$7,000	$282.96	Apr-25	17,688	$311.256	Jul-28	$290
Mar-25 Tranche	Mar-25	1,320	10%	1,188	214.92	Jul-25	3,992	214.920	Sep-28	-
May-25 Tranche	May-25	110	10%	100	214.92	Sep-25	407	214.920	Nov-28	-
Jul-25 Tranche	Jul-25	833	10%	750	80.89	Oct-25	6,696	80.892	Jan-29	-
Sep-25 Tranche	Sep-25	550	10%	495	28.92	Dec-25	12,362	31.800	Sep-29	-
Oct-25 Tranche (a)	Oct-25	7,700	10%	6,930	28.92	Dec-25	173,064	28.920	Apr-29	-
Jan-26 Tranche (b)	Jan-26	7,000	10%	6,300	28.92	Mar-26	251,104	28.920	Jul-29	-

*	Principal payments are due to be made in 25 equal installments.

Interest rates were 5% for the initial 12 months and 8% thereafter.

(a)	The Company received $1.5 million in October 2025 and the additional $5.4 million was held in a DACA account to serve as collateral for the October 2025 tranche. In connection with the Restructuring, as further discussed below, the debenture was amended, to among other things, increase the face amount to $8.5 million for the waiver of the key-person covenant and require an immediate cash payment of $1.3 million.
(b)	The Company received $1.3 million in January 2026 and the additional $5.0 million was to be held in a DACA account to serve as collateral for the January 2026 tranche.

The funds held in DACA, related to the October 2025 tranche, are reflected as restricted cash in the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2026, approximately $3.3 million in funds were released to the Company, by the October 2025 Tranche Investors. As further discussed below, the January 2026 tranche was extinguished early in connection with the Restructuring.

Debentures consisted of the following for the periods presented (in thousands):

Description	Maturity	Interest Rate	September 30, 2026	December 31, 2025
Principal (First Tranche Debentures)	December 2024	5.00% - 8.00%	$-	$25
Principal (Second Tranche Debentures)	July 2025	5.00% - 8.00%	-	25
Principal (Fourth Tranche Debentures)	June 2026	5.00% - 8.00%	-	8
Principal (May 2025 Tranche Debentures)	May 2026	5%	-	86
Principal (July 2025 Tranche Debentures)	July 2026	5%	-	833
Principal (September 2025 Tranche Debentures)	September 2026	5%	-	550
Principal (October 2025 Tranche Debentures)	October 2026	5%	970	7,700
Debt issuance costs and discounts			(444)	(2,788)
Total Debentures (current)			$526	$6,439

During the nine months ended September 30, 2026, the Company completed a restructuring of certain debentures (the “Restructuring”). The Restructuring involved (i) the full repayment, retirement and cancellation of debentures held by two Investors and (ii) the reduction in the outstanding principal amount of a debenture held by another Investor and the amendment of certain provisions of that Investor’s Debenture, including a key-person covenant and increasing the covenant governing the minimum amount of cash and bitcoin the Company is required to maintain from $100,000 to $3.5 million.

Pursuant to the Restructuring, the Investors converted $7.7 million of principal and interest into the Company’s common shares and the conversion was determined to be a modification of the existing debt. In addition, the Company incurred $5.3 million in accretion interest and made cash repayments totaling $3.5 million during the nine months ended September 30, 2026. Included in the Restructuring was the early extinguishment of the January 2026 Tranche, which unwound the escrow receivable and resulted in a loss on the early extinguishment of debt of approximately $0.8 million. The Restructuring was funded with cash on hand.

During the nine months ended September 30, 2025, the Investors converted $10.5 million of principal and interest into the Company’s common shares. The conversion was determined to be an extinguishment of the existing debt and issuance of new debt, resulting in a loss on debt extinguishment of $10.1 million. In addition, the Company incurred $2.3 million in accretion interest and made cash repayments totaling $110.0 thousand during the nine months ended September 30, 2025.

Subsequent to September 30, 2026, the October 2025 Tranche Investor converted approximately $1.0 million of the remaining principal and interest into 544,792 of the Company’s common shares, which conversion was determined to be a modification of the existing debt. Following that conversion, the debentures ceased to be outstanding, and the covenants under the debentures are no longer applicable. In addition, the remaining DACA funds, totaling approximately $2.1 million, were released to the Company, by the Investor.

10. LOAN PAYABLE

In August 2025, the Company entered into a Master Loan Agreement (the “MLA”) with BitGo Prime, LLC (“BitGo”) providing the Company the ability to secure U.S. Dollar (“USD”) cash loans secured by Bitcoin (“BTC”) for a total loan under the MLA of $0.3 million, currently collateralized by 5.0000 BTC, with an interest rate of 9.99% per annum and an open maturity date (the “BitGo Loan”).

In July 2026, the Company borrowed an additional $0.2 million, pursuant to the MLA, which is currently collateralized by 5.01244 BTC, with an interest rate of 9.99% per annum and an open maturity date (together with the BitGo Loan, the “BitGo Loans”).

As of September 30, 2026, the aggregate outstanding balance on the BitGo Loans, including accrued but unpaid interest was approximately $0.4 million. The loan includes provisions requiring the collateral to be balanced against the outstanding borrowings.

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

12. SHARE CAPITAL

In November 2025, the Company’s board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The board of directors will periodically review the Company’s Repurchase Program and may decide to extend its term or increase the authorized amount. As of September 30, 2026, the Company has repurchased 786,761 common shares in the open market for a total cost of $5.8 million pursuant to the Repurchase Program. Subsequently, the Company repurchased an additional 810,000 common shares in the open market for a total cost of $4.3 million.

As of September 30, 2026 and December 31, 2025, the Company owed $44.0 thousand worth of stock-based compensation to a former officer of the Company which is reflected in the accompanying unaudited condensed consolidated statements of shareholders’ equity an obligation to issue shares.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the periods presented. Diluted net income (loss) per share is computed by dividing net income (loss) by giving effect to all potential weighted average dilutive common shares. For diluted net income (loss) per share, the dilutive effect of outstanding awards is reflected by application of the treasury stock method and convertible securities by application of the if-converted method, as applicable.

For the three and nine months ended September 30, 2026 and 2025, basic net income (loss) per share is the same as diluted net (income) loss per share as the inclusion of outstanding awards and convertible securities would have been anti-dilutive.

13. REVENUE

The primary sources of revenue for the periods presented have been from the Company’s digital asset strategy and are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Avalanche Protocol	$1,779	$-	$5,845	$-
Bitcoin Mining	666	526	1,928	1,251
Total revenue	$2,445	$526	$7,773	$1,251

14. RELATED PARTY TRANSACTIONS

Key management personnel include those persons having the authority and responsibility of planning, directing, and executing the activities of the Company. The Company has determined that its key management personnel consist of the Company’s officers and directors.

Under our independent, non-employee director compensation program, each non-employee, independent director receives cash and non-cash compensation. In addition, if the director serves on a committee of the Company’s board, the director receives an additional annual cash fee for each committee the director is a member of. The cash director fees are payable in arrears in quarterly installments. During the nine months ended September 30, 2026 and 2025, the Company incurred $0.4 million in cash director fees. Approximately $0.1 million was paid in October 2026 and is reflected in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026.

During the nine months ended September 30, 2026, the Company incurred $1.4 million to Hivemind Capital Partners, LLC (“Hivemind”), our Avalanche Protocol asset manager, which is a company controlled by Matt Zhang, the current chairman of the board of the Company. The agreement with Hivemind entitles the asset manager to receive an annual management fee equal to 1.25% of the account size, as defined (the “Management Fee”). The Management Fee is calculated and payable quarterly, in advance, as of the first business day of each calendar quarter. As of September 30, 2026, these fees were paid in full. In addition, Hivemind owns approximately 0.8 million common shares as of September 30, 2026.

On July 3, 2026, by mutual agreement, Jolie Kahn departed from her role as Chief Executive Officer of the Company. In connection with Ms. Kahn’s departure, Ms. Kahn and the Company entered into a separation and release agreement, dated July 5, 2026, (the “Kahn Separation Agreement”) that terminates the Consulting Agreement, dated November 1, 2025, as amended, between Ms. Kahn and the Company (the “Consulting Agreement”), effective as of July 3, 2026. Pursuant to the Kahn Separation Agreement and in exchange for a general release of claims in favor of the Company and the other released parties, Ms. Kahn received a lump sum cash payment of $0.2 million in lieu of payment of her consulting fees through the end of the term of the Consulting Agreement, reimbursement for certain medical insurance costs, and a grant of unregistered common shares having a fair market value of $0.3 million. Ms. Kahn remains subject to certain non-competition, non-solicitation and non-disparagement covenants that survive the termination of the Consulting Agreement. Ms. Kahn’s departure implicated the key-person provision of the Company’s outstanding Debentures; in connection with the Restructuring, the Investors waived any noncompliance arising therefrom and the provision was amended. See Note 9, “Debentures,” for further details.

During the nine months ended September 30, 2025, the Company incurred $67.5 thousand in legal fees and $0.1 million in consulting fees to Jolie Kahn, who is the former chief executive officer of the Company.

During the nine months ended September 30, 2025, the Company incurred $17.8 thousand in respect of legal services provided by a former U.S. general counsel firm, Enso Law, a company controlled by a former director of the Company.

There were no other payments to related parties for the nine months ended September 30, 2026 and 2025, in the ordinary course of business other than compensation and expense reimbursements.

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

On October 13, 2026, a former employee of the Company filed a Complaint with the Superior Court of California for Breach of Contract, claiming wrongful termination. The Company maintains that the former employee presented terms of resignation to the Company, which it accepted. The likelihood of an unfavorable outcome is not probable given the facts and the Company does not intend to pay the former employee and intends to vigorously defend its position in court.

16. SEGMENT INFORMATION

The Company has chosen to organize its operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). As a result of the launch of the digital asset treasury reserve strategy in the fourth quarter of 2025, the Company reorganized the operating and reportable segments to include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate segment. The prior period segment information has been recast to conform to the current period presentation.

Our Bitcoin Mining operations are conducted in Alberta, Canada and Ohio, USA, which reflects the manner in which the Company’s CODM group, composed of the Chief Executive Officer and Chief Accounting Officer, reviews and assesses the performance of the business and allocates resources.

The information used by the CODM group to assess performance and allocate resources includes various measures of segment profit, however, for the purposes of the disclosures required by ASC 280, Segment Reporting and ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company has determined that the measure most consistent with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements is revenue and operating income (loss). Segment financial information is used to monitor forecast versus actual results in order to make key operating decisions for each segment. The CODM group evaluates the performance or allocates resources for each segment based on the Company’s assets or liabilities.

The following discloses the revenue, operating expenses and operating income (loss), by segment, during the three and nine months ended September 30, 2026 and 2025, which are regularly provided to and reviewed by the CODM group, as reconciled to the operating segment net income (loss):

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Nine Months Ended September 30, 2026:
Revenue	$5,845	$1,928	$-	$7,773
Operating expenses
Cost of revenue, excluding depreciation	1,507	1,613	-	3,120
Bitcoin operating costs	-	14	-	14
Selling, general and administrative	77	67	6,557	6,701
Repairs and maintenance	-	396	-	396
Share-based compensation	-	-	858	858
Depreciation and amortization	-	829	-	829
Loss on disposal of operating assets	-	912	-	912
Impairment of assets	3,740	-	-	3,740
Realized loss digital asset transactions	5,800	-	-	5,800
Unrealized loss (gain) on market valuation of digital assets	11,184	(260)	-	10,924
Total operating expenses	22,308	3,571	7,415	33,294
Operating loss	(16,463)	(1,643)	(7,415)	(25,521)
Other (expense) income
Accretion of interest on debentures	-	-	(5,279)	(5,279)
Foreign exchange loss	-	(11)	1	(10)
Loss on debt extinguishment	-	-	(813)	(813)
Other income (expense)	14	(21)	2	(5)
Total other (expense) income, net	14	(32)	(6,089)	(6,107)
Net loss	$(16,449)	$(1,675)	$(13,504)	$(31,628)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Three Months Ended September 30, 2026:
Revenue	$1,779	$666	$-	$2,445
Operating expenses
Cost of revenue, excluding depreciation	385	592	-	977
Bitcoin operating costs	-	3	-	3
Selling, general and administrative	13	62	2,169	2,244
Repairs and maintenance	-	197	-	197
Share-based compensation	-	-	302	302
Depreciation and amortization	-	292	-	292
Loss on disposal of operating assets	-	653	-	653
Realized loss digital asset transactions	483	-	-	483
Unrealized gain on market valuation of digital assets	(54,230)	(903)	-	(55,133)
Total operating expenses	(53,349)	896	2,471	(49,982)
Operating income (loss)	55,128	(230)	(2,471)	52,427
Other (expense) income
Accretion of interest on debentures	-	-	(1,733)	(1,733)
Foreign exchange loss	-	(11)	(4)	(15)
Loss on debt extinguishment	-	-	(792)	(792)
Other income (expense)	14	(21)	12	5
Total other (expense) income, net	14	(32)	(2,517)	(2,535)
Net income (loss)	$55,142	$(262)	$(4,988)	$49,892

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
For the Nine Months Ended September 30, 2025:
Revenue	$-	$1,251	$-	$1,251
Operating expenses
Cost of revenue, excluding depreciation	-	729	-	729
Selling, general and administrative	-	53	3,928	3,981
Repairs and maintenance	-	407	-	407
Share-based compensation	-	-	1,347	1,347
Depreciation and amortization	-	397	477	874
Realized gain on sale of digital assets	-	(48)	-	(48)
Unrealized gain on market valuation of digital assets	-	(81)	-	(81)
Total operating expenses	-	1,457	5,752	7,209
Operating loss	-	(206)	(5,752)	(5,958)
Other (expenses) income
Accretion of interest on debentures	-	-	(2,321)	(2,321)
Change in fair value of derivative liabilities	-	-	2,977	2,977
Foreign exchange loss	-	1	(75)	(74)
Gain on conversion of convertible debt	-	-	87	87
Loss on debt extinguishment	-	-	(10,120)	(10,120)
Other income	-	-	52	52
Total other (expenses) income, net	-	1	(9,400)	(9,399)
Net loss from continuing operations	-	(205)	(15,152)	(15,357)
Net loss from discontinued operations	-	-	(1,200)	(1,200)
Net loss	$-	$(205)	$(16,352)	$(16,557)

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
Three Months Ended September 30, 2025:
Revenue	$-	$526	$-	$526
Operating expenses
Cost of revenue, excluding depreciation	-	266	-	$266
Selling, general and administrative	-	-	1,263	1,263
Repairs and maintenance	-	207	-	207
Share-based compensation	-	-	1,139	1,139
Depreciation and amortization	-	172	139	311
Realized gain on sale of digital assets	-	(48)	-	(48)
Unrealized gain on market valuation of digital assets	-	(1)	-	(1)
Total operating expenses	-	596	2,541	3,137
Operating loss	-	(70)	(2,541)	(2,611)
Other (expenses) income
Accretion of interest on debentures	-	-	(383)	(383)
Foreign exchange gain	-	1	3	4
Loss on debt extinguishment	-	-	(5,389)	(5,389)
Other expenses	-	-	(16)	(16)
Total other (expenses) income, net	-	1	(5,785)	(5,784)
Net loss from continuing operations	-	(69)	(8,326)	(8,395)
Net income from discontinued operations	-	-	44	44
Net loss	$-	$(69)	$(8,282)	$(8,351)

The following table summarizes the additions to long-lived assets, total long-lived assets, and total assets by segment, used by the CODM to assess segment performance:

	Avalanche Protocol	Bitcoin Mining	Corporate and Other	Total
As of September 30, 2026
Property and equipment, additions	$-	$4,514	-	$4,514
Digital assets, additions	$8,778	$1,927	-	$10,705

Balances:
Property and equipment, net	$-	$7,019	-	$7,019
Digital assets, current and non-current	$135,433	$3,351	-	$138,784
Intangible assets, net	$-	$238	-	$238
Intangible asset held for sale	$-	$-	$1,550	$1,550
Total assets	$147,821	$15,434	$4,718	$167,973

As of December 31, 2025
Property and equipment, additions	$-	$1,248	-	$1,248
Digital assets, additions	$160,040	$1,733	-	$161,773

Balances:
Property and equipment, net	$-	$4,246	-	$4,246
Digital assets, current and non-current	$152,509	$1,161	-	$153,670
Intangible assets, net	$-	$409	-	$409
Intangible asset held for sale	$-	$-	1,550.00	$1,550
Total assets	$178,052	$13,211	3,700.45	$194,963

The following tables summarize revenue and certain assets, such as cash and cash equivalents, property, plant, and equipment and digital assets by geographic area based on the location of the underlying activity or rendering of services and location of the underlying assets:

	Nine Months Ended September 30,
	2026	2025
Revenue
Canada	$1,280	$215
United States	6,493	1,036
Total Revenue	$7,773	$1,251

	Three Months Ended September 30,
	2026	2025
Revenue
Canada	$451	$53
United States	1,994	473
Total Revenue	$2,445	$526

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents for all segments
Canada	$9	$50
United States	8,467	22,085
Total cash and cash equivalents	$8,476	$22,135

Property Plant and Equipment
Canada	$4,307	$927
United States	2,712	3,319
Total property plant and equipment	$7,019	$4,246

Digital Assets
Canada	$1,789	$297
United States	136,995	153,373
Total digital assets, non-current	$138,784	$153,670

17. SUBSEQUENT EVENTS

From October 1, 2026 to November 12, 2026, the Company repurchased an additional 810,000 common shares in the open market for a total cost of $4.3 million pursuant to the Repurchase Program.

As discussed in Note 9, “Debentures,” subsequent to September 30, 2026, the October 2025 Tranche Investor converted approximately $1.0 million of the remaining principal and interest into 544,792 of the Company’s common shares, which conversion was determined to be a modification of the existing debt. Following that conversion, the debentures ceased to be outstanding, and the covenants under the debentures are no longer applicable. In addition, the remaining DACA funds, totaling approximately $2.1 million, were released to the Company, by the Investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our historical financial statements and the notes to those statements and other financial information included elsewhere in this Quarterly Report. Certain statements in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Information.” You should review the “Risk Factors” section of this Quarterly Report and in the Company’s other filings with the Commission for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BUSINESS OVERVIEW AND STRATEGIC EVOLUTION

In late 2024, the Company initiated its strategic transformation into a diversified technology and digital asset infrastructure company through the acquisition of its first Bitcoin Mining site in Alberta, Canada. What began as an entry point into the cryptocurrency sector has evolved rapidly into a comprehensive institutional platform bridging traditional capital markets with the onchain financial economy.

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

Management believes this strategy of Avalanche ecosystem participation and Bitcoin Mining operations creates a robust and differentiated business model. It enables the Company to capitalize on the specialized expertise of its leadership team in both cryptocurrency and energy infrastructure. The strategy is expected to deliver stable cash flows in the short to medium term through AVAX staking and Bitcoin Mining, while positioning the Company for substantial long-term value and broader ecosystem investments.

Strategic Outlook and Value Creation Opportunities

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

RECENT DEVELOPMENTS

Leadership Transition

As previously reported by the Company, Jolie Kahn resigned as the Company’s Chief Executive Officer (“CEO”), effective July 3, 2026 and the Company’s Board of Directors (“Board”) subsequently appointed Peter Wylie Jr., the Company’s Chief Operating Officer, as Interim CEO. Mr. Wylie has continued to serve as the Company’s Chief Operating Officer. In connection with Mr. Wylie’s increased responsibilities as interim CEO, Mr. Wylie’s compensation increased to a total of $40,000 per month. Additionally, the Board has initiated a comprehensive search for a long-term successor and formally retained a global executive search firm to support the process.

In connection with Ms. Kahn’s departure, Ms. Kahn and the Company entered into a separation and release agreement, dated July 5, 2026 (the “Kahn Separation Agreement”), that terminates the Consulting Agreement, dated November 1, 2025, as amended, between Ms. Kahn and the Company (the “Consulting Agreement”), effective as of July 3, 2026. Pursuant to the Kahn Separation Agreement, and in exchange for a general release of claims in favor of the Company and the other released parties, Ms. Kahn received a lump sum cash payment of $0.2 million in lieu of payment of her consulting fees through the end of the term of the Consulting Agreement, reimbursement for certain medical insurance costs, and a grant of unregistered common shares having a fair market value of $0.3 million.

As previously reported by the Company, Chris Polimeni resigned as the Company’s Chief Financial Officer, effective August 17, 2026, and the Board subsequently promoted Stephanie Brady, the Company’s Controller, to serve as the Company’s Chief Accounting Officer and principal financial officer. In connection with Ms. Brady’s promotion, Ms. Brady’s compensation increased to a total of $20,000 per month.

In connection with Mr. Polimeni’s departure, Mr. Polimeni and the Company entered into a separation and consulting agreement, effective as of August 18, 2026 (the “Polimeni Separation Agreement”), which provides for, among other things, Mr. Polimeni’s separation from the Company as Chief Financial Officer and an associated separation payment, as well as the Company’s engagement of Mr. Polimeni as an independently contracted consultant until March 31, 2027. In connection with services rendered under the Polimeni Separation Agreement, Mr. Polimeni will receive a monthly fee of $10,000 during the term thereof.

Debentures

During the nine months ended September 30, 2026, the Company completed a restructuring of certain debentures (the “Restructuring”). The Restructuring involved (i) the full repayment, retirement and cancellation of debentures held by two institutional investors and (ii) the reduction in the outstanding principal amount of a debenture held by another institutional investor and the amendment of certain provisions of that investor’s debenture, including a key-person covenant and increasing the covenant governing the minimum amount of cash and bitcoin the Company is required to maintain from $100,000 to $3.5 million.

Pursuant to the Restructuring, the investors converted $7.7 million of principal and interest into the Company’s common shares and the conversion was determined to be a modification of the existing debt. In addition, the Company incurred $5.3 million in accretion interest and made cash repayments totaling $3.5 million during the nine months ended September 30, 2026. Included in the Restructuring was the early extinguishment of the January 2026 Tranche, which unwound the escrow receivable and resulted in a loss on the early extinguishment of debt of approximately $0.8 million. The Restructuring was funded with cash on hand.

Subsequent to September 30, 2026, the October 2025 Tranche Investor converted approximately $1.0 million of the remaining principal and interest into 544,792 of the Company’s common shares, and the conversion was determined to be a modification of the existing debt. In addition, the remaining DACA funds, totaling approximately $2.1 million, were released to the Company by the Investor.

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

The Company presented its appeal to the Nasdaq Hearings Panel (the “Panel”), and the hearing was held on April 21, 2026. On May 8, 2026, the Company received from the Panel an exception to cure its listing deficiencies which provided for the continued listing of the Company’s common shares on Nasdaq, subject to certain conditions. The conditions included, among other things, that the Company demonstrate compliance with the minimum bid price of $1.00 per share for a minimum of 10 consecutive trading days on or before July 6, 2026.

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

Share Repurchase Program

In November 2025, the Board authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40.0 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. The Board will periodically review the Repurchase Program and, among other things, may decide to extend its term or increase the authorized amount. As of September 30, 2026, the Company has repurchased 786,761 shares in the open market for a total cost of $5.8 million pursuant to the Repurchase Program. From October 1, 2026 to November 12, 2026, the Company repurchased an additional 810,000 shares in the open market for a total cost of $4.3 million.

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

We continue to evaluate the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we have relied, and intend to continue to rely, on certain of these exemptions from, without limitation, (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the 5th anniversary of the closing of our initial public offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

The Company will cease to be an “emerging growth company” effective December 31, 2026, on the last day of the fiscal year following the fifth anniversary of the Company’s initial public offering in July 2021. The Company is currently evaluating the impact of complying with new or revised accounting standards. We continue to be a “smaller reporting company” and a non-accelerated filer and, as such, will continue to rely on the exemption outlined in (i) above for so long as we continue to qualify as such.

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

Our digital assets were comprised of the following as of September 30, 2026 and December 31, 2025, the value of which may be materially impacted as the market value of digital assets fluctuates.

	September 30, 2026			December 31, 2025
	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
AVAX tokens	12,390,785.586	$154,156	$135,433	12,409,212.272	$160,040	$152,509
Bitcoin	40.108	3,324	3,351	13.272	1,397	1,161
Total digital assets		$157,480	$138,784		$161,437	$153,670

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

The AVAX token performs various functions within the Avalanche ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore, this concentration may result in vulnerability to a near-term severe impact, and it is at least reasonably possible that events outside of our control may result in a severe impact in the near term.

As a result of the foregoing, we believe a concentration exists as of the date of these financial statements, and a dissolution of the Avalanche Foundation or an inability of the Avalanche public blockchain network and/or AVAX tokens to function as expected, could result in near-term severe impacts to our business.

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2026 and 2025

Revenues

Total revenue was comprised of the following during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Net Change		Nine Months Ended September 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$1,779	$-	$1,779	*	$5,845	$-	$5,845	*
Bitcoin Mining	666	526	140	27%	1,928	1,251	677	54%
Total Revenue	$2,445	$526	$1,919	*	$7,773	$1,251	$6,522	*

*	Represents an increase or decrease in excess of 100%.

We generate revenue from blockchain-based operations and comprises two primary sources: (i) staking rewards earned from delegating and validator node operations, primarily through our Avalanche Protocol and (ii) the production of digital assets through mining activities, primarily Bitcoin Mining.

Our Avalanche Protocol operations commenced in the fourth quarter of 2025 in connection with our transition to AVAX One and the implementation of our digital asset strategy. Our Avalanche Protocol revenues are generated through network-based smart contracts. We stake our crypto assets on our own validator nodes and nodes from third-party operators. Through these contracts, we provide crypto assets to stake to a node for the purpose of validating transactions and adding blocks to a respective blockchain network. We define the duration of our smart contracts, typically lasting from a few days to nine months, and these contracts require that the crypto assets staked remain locked up for the duration.

From our Bitcoin Mining operations, we earn revenue from the production of certain digital assets through mining activities. Our Bitcoin Mining operations commenced in December 2024 with the acquisition of our first mining facility in Alberta, Canada (the “Redwater acquisition”), and, then in January 2025, we added an additional mining facility with the Bald Eagle acquisition.

Operating Expenses

Operating expenses were comprised of the following during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Net Change		Nine Months Ended September 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue, excluding depreciation	$977	$266	$711	*	$3,120	$729	$2,391	*
Bitcoin operating costs	3	-	3	*	14	-	14	*
Selling, general and administrative	2,244	1,263	981	78%	6,701	3,981	2,720	68%
Repairs and maintenance	197	207	(10)	-5%	396	407	(11)	-3%
Share-based compensation	302	1,139	(837)	-73%	858	1,347	(489)	-36%
Depreciation and amortization	292	311	(19)	-6%	829	874	(45)	-5%
Loss on disposal of operating assets	653	-	653	*	912	-	912	*
Impairment of liquid staking tokens	-	-	-	*	3,740	-	3,740	*
Realized loss (gain) on digital asset transactions	483	(48)	531	*	5,800	(48)	5,848	*
Unrealized loss (gain) on market valuation of digital assets	(55,133)	(1)	(55,132)	*	10,924	(81)	11,005	*
Total Operating Expenses	$(49,982)	$3,137	$(53,119)	*	$33,294	$7,209	$26,085	*

*	Represents an increase or decrease in excess of 100%.

Total operating expenses decreased during the three months ended September 30, 2026, as compared to the prior year period, primarily due to the following:

●	The increase in cost of revenue, excluding depreciation of $0.7 million is directly related to the increase in our Avalanche Protocol and Bitcoin Mining operations.

●	Selling, general and administrative expenses increased primarily due to office and administrative expenses ($0.5 million) primarily due to insurance costs coupled with severance expense ($0.4 million).

●	The decrease in share-based compensation of $0.8 million is directly related to the shares issued to directors and certain officers in the prior year.

●	The loss on disposal of assets is directly attributable to the upgrade of Bitcoin Mining machines.

●	The increase in realized loss on digital asset transactions of $0.5 million is directly attributable to the sale of AVAX tokens during the period.

●	The decrease in unrealized loss on market valuation of digital assets is primarily due to the improvement in the market value of our AVAX tokens during the period.

During the nine months ended September 30, 2026 total operating expenses increased, as compared to the prior year period, primarily due to the following:

●	The increase in cost of revenue, excluding depreciation of $2.4 million is directly related to the increase in our Avalanche Protocol and Bitcoin Mining operations.

●	Selling, general and administrative expenses increased primarily due to office and administrative expenses ($1.6 million) primarily due to insurance costs, investor relations ($0.8 million) related to additional campaigns to promote the Company, coupled with severance expense ($0.3 million).

●	The decrease in share-based compensation of $0.5 million is directly related to the shares issued to directors and certain officers in prior year.

●	The loss on disposal of assets is directly attributable to the upgrade of Bitcoin Mining machines.

●	The impairment of assets of $3.7 million is directly attributable to the liquid staking tokens (the tAVAX tokens) due to the decline in the market value of AVAX tokens and the realized loss on digital asset transactions of $5.8 million is directly attributable to the deployment of AVAX tokens to tAVAX tokens, which resulted in a loss on the deployment date due to the decline in the market value of AVAX tokens ($5.3 million), coupled with the sale of AVAX tokens ($0.5 million).

●	The increase in unrealized loss on market valuation of digital assets is primarily due to the decline in market value of our AVAX tokens during the period.

Other (Expenses) Income

Total other (expenses) income were comprised of the following during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Net Change		Nine Months Ended September 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Accretion of interest on debentures	$(1,733)	$(383)	$(1,350)	*	$(5,279)	$(2,321)	$(2,958)	*
Change in fair value of derivative liabilities	-	-	-	*	-	2,977	(2,977)	-100%
Foreign exchange gain (loss)	(15)	4	(19)	*	(10)	(74)	64	-86%
Gain on conversion of convertible debt	-	-	-	*	-	87	(87)	-100%
Loss on debt extinguishment	(792)	(5,389)	4,597	-85%	(813)	(10,120)	9,307	-92%
Other income (expense)	5	(16)	21	-131%	(5)	52	(57)	*
Total Other Expenses, net	$(2,535)	$(5,784)	$3,249	-56%	$(6,107)	$(9,399)	$3,292	-35%

*	Represents an increase or decrease in excess of 100%.

Total other expenses, net decreased during the three months ended September 30, 2026 primarily due to the prior period loss on debt extinguishment, partially offset by the increase in accretion of interest on debentures due to the issuance of additional debentures.

During the nine months ended September 30, 2026 total other expenses, net decreased primarily due to the prior year loss on debt extinguishment, partially offset by the change in fair value of derivative liabilities and the increase in accretion of interest on debentures. The change in fair value of derivative liabilities is directly attributable to the reclass of derivatives to additional-paid-in capital during the second quarter of 2025 as a result of the conversion of our functional currency, from the Canadian dollar to the United States dollar, effective April 1, 2025. The increase in accretion of interest on debentures is primarily due to the issuance of additional debentures.

Operating Segments

We have chosen to organize our operating segments based on products or services offered. Each operating segment is also a reportable segment (i.e., operating segments have not been aggregated). Our operating and reportable segments at September 30, 2026, include Avalanche Protocol and Bitcoin Mining. All other activities, including financing, are carried out through the corporate entity. We evaluate the performance of each of the segments using operating income (loss) to provide a consistent and comparable measure of our performance between periods. Our calculations of operating income (loss) herein may be different from the calculations used by other companies, therefore, comparability may be limited. The accounting policies for the operating segments are the same as those disclosed in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report, specifically Part I, Item 1. Financial Statements, Note 2, “Summary of Significant Accounting Policies.”

The following table summarizes our total revenues, by segment, during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Net Change		Nine Months Ended September 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$1,779	$-	$1,779	100%	$5,845	$-	$5,845	100%
Bitcoin Mining	666	526	140	27%	1,928	1,251	677	54%
Total Revenue	$2,445	$526	$1,919	*	$7,773	$1,251	$6,522	*

*	Represents an increase or decrease in excess of 100%.

Total revenue increased during the three and nine months ended September 30, 2026 primarily due to the Company’s Avalanche Protocol operations, which commenced operations in the fourth quarter of 2025 with the implementation of our digital asset strategy, coupled with the increase in our Bitcoin Mining operations primarily due to the increase in our Bitcoin Mining infrastructure.

The following table summarizes our operating income (loss), by segment, during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Net Change		Nine Months Ended September 30,		Net Change
	2026	2025	$	%	2026	2025	$	%
Avalanche Protocol	$55,128	$-	$55,128	100%	$(16,463)	$-	$(16,463)	100%
Bitcoin Mining	(230)	(70)	(160)	*	(1,643)	(206)	(1,437)	*
Corporate	(2,471)	(2,541)	70	-3%	(7,415)	(5,752)	(1,663)	29%
Total Operating Income (Loss)	$52,427	$(2,611)	$55,038	*	$(25,521)	$(5,958)	$(19,563)	*

*	Represents an increase or decrease in excess of 100%.

During the three months ended September 30, 2026, operating income was approximately $52.4 million, as compared to an operating loss of $2.6 million for the comparable prior year period. The net change is directly attributable to the improvement in the market value of our AVAX tokens during the period, coupled with the increase in revenue $1.9 million, partially offset by the increase in cost of revenue, excluding depreciation ($0.7 million), which is directly related to the increase in our Avalanche Protocol and Bitcoin Mining operations and the increase in selling, general and administrative expenses ($1.0 million) primarily due to insurance costs.

The increase in operating loss during the nine months ended September 30, 2026 is primarily attributable to the decline in market value of AVAX tokens, which resulted in an unrealized loss on market valuation of digital assets ($11.0 million), coupled with an impairment of assets related to the liquid staking tokens ($3.7 million) and the realized loss on digital asset transactions ($5.8 million) related primarily to the deployment of AVAX tokens to the liquid staking tokens (tAVAX tokens), partially offset by the increase in revenue ($6.5 million). The operating loss was further impacted by the increase in cost of revenue, excluding depreciation ($2.4 million), which is directly related to the increase in our Avalanche Protocol and Bitcoin Mining operations and the increase in selling, general and administrative expenses ($2.7 million) primarily due to costs associated with promoting the Company and insurance.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures, and for general corporate purposes. Our ability to fund operations and make planned capital expenditures and debt service obligations depends on future operating performance and cash flows, which are subject to prevailing economic conditions, financial markets, business and other factors. Our sources of liquidity, including cash on hand, digital assets earned through staking arrangements and Bitcoin Mining, are expected to be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date these financial statements are issued.

Though we experienced a loss from operations of approximately $25.5 million during the nine months ended September 30, 2026, this loss included $21.3 million of non-cash charges related to: (1) depreciation and amortization ($0.8 million); (2) impairment of assets ($3.7 million); and (3) realized and unrealized losses on digital asset transactions and market valuations ($5.8 million and $10.9 million, respectively). To supplement our GAAP financial results, we present non-cash loss from operations, a non-GAAP financial performance measure which excludes these non-cash charges, to provide useful information to help investors evaluate our operating performance because it: enables investors to compare this measure and component adjustments to similar information provided by peer companies and our past financial performance. Adjusting for these non-cash charges, the non-cash loss from operations would be $4.2 million during the nine months ended September 30, 2026.

Cash Flow Summary

The following information has been derived from the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The change in cash, cash equivalents and restricted cash during the nine months ended September 30, 2026 and 2025 is as follows (presented in thousands):

	2026	2025	Net Change
Net loss	$(31,628)	$(16,557)	$(15,071)
Non-cash items	24,061	11,475	12,586
Net change in operating assets and liabilities	(403)	(353)	(50)
Operating activities	(7,970)	(5,435)	(2,535)
Investing activities	(1,169)	(5,516)	4,347
Financing activities	(2,394)	11,465	(13,859)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	-	(109)	109
Change in cash, cash equivalents and restricted cash	$(11,533)	$405	$(11,938)

Operating Activities

Net cash used in operating activities was $8.0 million and $5.4 million during the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.5 million, which is primarily due to the $2.5 million decline in the non-cash adjusted loss, operating results, partially offset by the $0.1 million net change in operating assets and liabilities.

Non-cash items increased primarily due to the unrealized loss on digital assets of $11.0 million, asset impairments of $3.7 million, realized loss on digital asset transactions of $5.9 million and the change in amortization of debt issuance costs of $3.0 million, coupled with the change in fair value of derivative liabilities of $3.0 million, partially offset by the decrease in loss on debt extinguishment of $9.3 million and the increase in rewards from blockchain infrastructure of $4.3 million. The net change in operating assets and liabilities is primarily due to the increase in staking rewards receivable of $2.2 million, partially offset by the net change in prepaid expenses and other current assets of $1.7 million.

Investing Activities

Net cash used in investing activities was $1.2 million and $5.5 million during the nine months ended September 30, 2026 and 2025, respectively, a decrease of $4.4 million, which is primarily due to the cash paid in prior year for an acquisition, partially offset by the increase in equipment purchased within the Bitcoin Mining segment.

Financing Activities

Net cash used in financing activities was $2.4 million, as compared to net cash provided financing activities of $11.5 million during the nine months ended September 30, 2026 and 2025, respectively, a decrease of $13.9 million, which is primarily due to the shares repurchased in the open market of $5.8 million, coupled with the decrease in proceeds from debenture and warrant issuances of $3.1 million, the increase in repayment of convertible debentures ($3.4 million) and the decrease in proceeds from issuance of common shares for cash ($1.3 million).

Off Balance Sheet Arrangements

None.

Critical Accounting Estimates

See the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025, included within this Quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a registrant that qualifies as a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Interim Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, our Interim Chief Executive Officer and Chief Accounting Officer, who serve as our principal executive officer and our principal financial officer, respectively, concluded that, as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal control over financial reporting as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of material legal proceedings in which we are involved, see Note 15, “Commitments and Contingencies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026, except as set forth below:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2026, the Company issued 45,787 common shares, no par value per share having a fair market value of $0.3 million to Jolie Kahn, the Company’s former Chief Executive Officer pursuant to the Kahn Separation Agreement in exchange for release of claims in favor of the Company and the other released parties.

During the quarterly period covered by this Report, the Company issued an aggregate of 2,721,363 common shares, no par value per share, to certain accredited investors upon the conversion of approximately $7.7 million aggregate principal and accrued interest of the Company’s convertible debentures (the “Debentures”), in accordance with the original and amended terms of the Debentures.

The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipients of the Shares were accredited investors who represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 703 Disclosure on Share Repurchases

The following table represents information with respect to AVAX One’s repurchase of common shares during the quarter ended September 30, 2026:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31	50,700	$5.65	50,700	$35,823,800
August 1 - 31	43,024	$3.55	43,024	$35,671,215
September 1 - 30	290,500	$5.01	290,500	$34,215,143
Total	384,224		384,224

(1)	In November 2025, the Board authorized the Repurchase Program under which the Company may repurchase up to $40 million of its outstanding common shares, for a period of 12 months, subject to contractual requirements. Repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. The Company is not obligated to repurchase any specific number of shares, and the program may be suspended or discontinued at any time. The Repurchase Program is set to expire on November 18, 2026. For additional information related to share repurchases, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item. 1 Financial Statements of this Quarterly Report.
(2)	Average price paid per share includes costs associated with the repurchases.

From October 1, 2026 to November 12, 2026, the Company repurchased 810,000 common shares with an average price paid per share of $5.35, leaving approximately $29.9 million that may be repurchased under the Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Separation and Release Agreement, dated as of July 5, 2026, by and between the Company and Jolie Kahn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 6, 2026).
10.2	Form of Repayment and Waiver Agreement, dated as of July 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 5, 2026).
10.3	Form of Amendment, dated as of August 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 5, 2026).
10.4	Form of Amendment, dated as of August 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 17, 2026).
10.5	Consulting Agreement, dated as of September 22, 2026, by and between the Company and Nanook and Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 28, 2026).
10.6	Separation and Consulting Agreement, dated as of October 13, 2026, by and between the Company and Chris Polimeni (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 16, 2026).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAX ONE TECHNOLOGY LTD.

Date: November 12, 2026	By:	/s/ Peter Wylie Jr
Peter Wylie Jr.
Interim Chief Executive Officer (Principal Executive Officer) and Chief Operating Officer

Date: November 12, 2026	By:	/s/ Stephanie Brady
Stephanie Brady
Chief Accounting Officer (Principal Financial Officer)

